Form 10-Q
period 1996-06-30
FUSION MEDICAL TECHNOLOGIES INC
filed 1996-08-14
CIK 1013466

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

     {  X  }   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                          OR

     {     }  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  0-28460

                       FUSION MEDICAL TECHNOLOGIES, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Delaware                              94-3177221
                 --------                              ----------
     (STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                                  1615 PLYMOUTH STREET
                                 MOUNTAIN VIEW, CA  94043
                         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                    (415) 903-4000
                  (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                    (Item 1)  [ X ] Yes     [   ] No
                    (Item 2)  [   ] Yes     [ X ] No

THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, WAS 6,898,577 AS OF AUGUST 2, 1996.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                                    INDEX

PART I:  FINANCIAL INFORMATION                                     Page
                                                                   ----
Item 1.   Condensed financial statements - unaudited

          Condensed statements of operations - three months ended     3
          June 30, 1996 and 1995 and six months ended June 30, 1996
          and 1995

          Condensed balance sheets - June 30, 1996 and
          December 31, 1995                                           4

          Condensed statement of cash flows - six months ended        5
          June 30, 1996 and 1995

          Notes to condensed financial statements                     6

Item 2.   Management's discussion and analysis of financial           8
          condition and results of operations

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                         16

Item 2.   Changes in Securities                                     16

Item 3.  Defaults Upon Senior Securities                            16

Item 4    Submission of Matters to a Vote of Security Holders       17

Item 5    Other Information                                         17

Item 6    Exhibits and Reports on Form 8-K                          17

          Signatures                                                18

PART I:  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                  FUSION MEDICAL TECHNOLOGIES, INC.
                                 (A COMPANY IN THE DEVELOPMENT STAGE)
                                       CONDENSED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                           June 30,         December 31,
                                                             1996               1995
                                                        --------------   -----------------
                                                          (unaudited)
     ASSETS
Current assets:
  Cash and cash equivalents                             $       25,362   $          4,382
  Available-for-sale securities                                  2,481              1,536
  Prepaids and other current assets                                 90                 68
                                                        --------------   ----------------
      Total current assets                                      27,933              5,986
  Property and equipment, net                                      797                611
  Other assets                                                      33                 33
                                                        --------------   ----------------
      Total assets                                      $       28,762   $          6,629
                                                        --------------   ----------------
                                                        --------------   ----------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities                                   $        1,475   $            672
  Long-term obligations                                            122                189
                                                        --------------   ----------------
     Total liabilities                                           1,597                861
  Common stock and other stockholders' equity                   35,099             10,406
  Deficit accumulated during the development stage              (7,935)            (4,637)
                                                        --------------   ----------------
  Total stockholders' equity                                    27,164              5,768
                                                        --------------   ----------------
    Total Liabilities and stockholders' equity          $       28,762   $          6,629
                                                        --------------   ----------------
                                                        --------------   ----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

                                  FUSION MEDICAL TECHNOLOGIES, INC.
                                (A COMPANY IN THE DEVELOPMENT STAGE)
                                 CONDENSED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  Three Months Ended               Six Months Ended             Cumulative Period
                                                       June 30,                          June 30,             from October 14, 1992
                                            ------------------------------    ---------------------------      (date of inception)
                                                  1996           1995             1996             1995         to June 30, 1996
                                            ------------------------------    ---------------------------      -------------------
                                                        (unaudited)                    (unaudited)                 (unaudited)
Operating expenses
  Research and development                  $        1,215  $           683   $      2,278  $          978        $        5,788
  Marketing, general and administrative                628              211          1,182             358                 2,684
                                            -------------------------------   ----------------------------        --------------
    Total expenses                                   1,843              894          3,460           1,336                 8,472
Interest income, net                                  (105)            (101)          (163)           (184)                 (537)
                                            -------------------------------   ----------------------------        --------------
Net loss                                    $       (1,738)  $         (793)  $     (3,297)  $      (1,152)       $       (7,934)
                                            -------------------------------   ----------------------------        --------------
                                            -------------------------------   ----------------------------        --------------
Net loss per share                          $        (0.53)  $        (0.41)  $      (1.26)  $       (0.59)       $        (4.96)
                                            -------------------------------   ----------------------------        --------------
                                            -------------------------------   ----------------------------        --------------
Shares used in net loss per share                3,294,856        1,942,637      2,618,746       1,942,637             1,601,061
                                            -------------------------------   ----------------------------        --------------
                                            -------------------------------   ----------------------------        --------------
Pro forma net loss per share                $        (0.31)  $        (0.16)  $      (0.61)  $       (0.23)       $        (2.57)
                                            -------------------------------   ----------------------------        --------------
                                            -------------------------------   ----------------------------        --------------
Pro forma shares outstanding                     5,630,829        5,115,376      5,373,103       5,115,376             3,092,950
                                            -------------------------------   ----------------------------        --------------
                                            -------------------------------   ----------------------------        --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

                                  FUSION MEDICAL TECHNOLOGIES, INC.
                                (A COMPANY IN THE DEVELOPMENT STAGE)
                                 CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Cumulative Period
                                                          Six Months Ended         from October 14, 1992
                                                             June 30,               (date of inception)
                                                     1996                1995        to June 30, 1996
                                                 (unaudited)          (unaudited)        (unaudited)
                                               ----------------     --------------- --------------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
  Net loss                                     $        (3,297)     $       (1,152)  $     (7,934)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
  Depreciation and amortization                            100                  31            224
  Amortization of deferred compensation                    189                   -            198
  Changes in assets and liabilities                        781                  38          1,112
                                                --------------      --------------   ------------
Net cash used in operating services                     (2,227)             (1,083)        (6,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                 (286)               (251)          (912)
  Purchases of available-for-sale securities            (2,481)             (4,972)
  Sales of available-for-sale securities                 1,536                   -          2,491
                                                --------------      --------------   ------------
Net cash used in investing activities                   (1,231)               (251)        (3,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                 --               8,914         10,224
  Proceeds from issuance of common stock                24,504                   -         24,510
  Repayment of notes payable                               (67)               (200)          (144)
  Proceeds from notes payable and bank
   line of credit                                           --                 400            565
                                                --------------      --------------   ------------
Net cash provided by financing activities               24,438               9,114         35,155

Net increase in cash and cash equivalents               20,980               7,781         25,362
Cash and cash equivalents at the beginning
 of the period                                           4,382                 222             --
                                                --------------      --------------   ------------
Cash and cash equivalents at the end of
 the period                                     $       25,362      $        8,003   $     25,362
                                                --------------      --------------   ------------
                                                --------------      --------------   ------------

Supplemental schedule of non-cash
 investing and financing activities:
  Conversion of preferred equity to common stock             8                                  8
  Deferred compensation relating to the
  issuance of stock options                              1,361                              1,389

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

                           FUSION MEDICAL TECHNOLOGIES, INC.

                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     June 30, 1996
                                      (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying condensed financial statements of Fusion Medical Technologies, Inc. (the "Company" or "Fusion") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1996 and the statements of operations for the three and six months periods ended June 30, 1996 and 1995, and for the period from October 14, 1992 (date of inception) to June 30, 1996, and the statement of cash flows for the six month periods ended June 30, 1996 and 1995, and for the period from October 14, 1992 (date of inception) to June 30, 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration on Form SB-2 (No. 333-3970-LA), which became effective June 7, 1996, and the related prospectus contained therein.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.   NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and preferred stock) issued during the 12 month period prior to the Company's initial public offering (IPO) have been included in the calculation as if they were outstanding for all periods through June 7, 1996 (using the treasury stock method for stock options and warrants and the if-converted method for preferred stock).

3.   PRO FORMA NET LOSS PER SHARE

The pro forma calculation of net loss per share has been computed as described above but also gives retroactive effect from the date of issuance to the conversion of the convertible preferred stock which automatically converted to common shares upon closing of the Company's initial public offering.

4.   INITIAL PUBLIC OFFERING

On June 7, 1996, the Company's registration statement for its initial public offering of 2,100,000 shares of common stock at $13.00 per share, was declared effective by the Securities and Exchange Commission. The Company received proceeds of approximately $24,500,000 after deducting underwriting discounts, commissions and offering costs.

Upon completion of the IPO all outstanding shares of convertible preferred stock were automatically converted into 3,172,739 shares of common stock.

5.   CASH AND CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

The Company has classified its investments as available-for-sale. Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "investment income." The cost of securities sold is based upon the specific identification method.

6.   CONTINGENCIES

On May 30, 1996, a complaint was filed against the Company, two of its founders, Dr. Philip N. Sawyer and Philip M. Sawyer, and Interface Biomedical Laboratories Corporation in California Superior Court by an individual stockholder and former marketing consultant of the Company. The suit seeks general, special and punitive damages in unspecified amounts as well as rescission of a stock purchase agreement and a consulting agreement entered into by the Company and the individual pursuant to which the individual purchased shares of Common Stock of the Company. Based upon the facts known to date, the Company and the founders believe that the claims are without merit and intend to vigorously contest this suit. There can be no assurance, however, that the Company will prevail in such litigation or that an adverse outcome would not result in a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Financial Condition and Results of Operations of the Company for the three and six months ended June 30, 1996, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement and Prospectus dated June 7, 1996 relating to the Company's initial public offering. The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth in "Additional Factors That Might Affect Future Results" below.

OVERVIEW

Since its inception in October 1992, Fusion has been primarily engaged in the research and development of its wound closure products. To date, the Company has not generated any revenue and, at June 30, 1996, had an accumulated deficit of approximately $7.9 million. Operating losses are expected to continue for at least through 1998 as the Company continues to expend substantial resources to fund clinical trials in support of regulatory approvals and clearances, research and development and expansion of sales and marketing activities.

The Company commenced clinical trials of its first product, RapiSeal, in the United States in November 1995. In April 1996, the Company filed a 510(k) pre-market notification with the FDA seeking clearance to market RapiSeal in the United States and received such clearance in June 1996. The Company expects to file an application for CE Mark approval in the third quarter of 1996 for the sale of RapiSeal in Europe. The Company expects to generate all of its revenue from RapiSeal for the next several years. The Company has also been engaged in research and development of the Fusion liquids. The Company currently anticipates commencing initial human clinical trials with this product in 1997. There can be no assurance that the Company's products will be cleared or approved for marketing by the appropriate United States or foreign regulatory authorities or that such products will achieve market acceptance.

In November 1995, the Company received a manufacturing license from the CDHS and began manufacturing RapiSeal for use in its clinical trial. Since receiving United States market clearance in June 1996, the Company has commenced manufacturing RapiSeal internally in order to better manage product costs. The Company believes its current manufacturing facility will be adequate to meet manufacturing requirements at least through 1998. The current lease on the facility expires in June 1998, and the Company has an option to extend the lease for an additional six months. The Company is developing its own direct sales force in order to market RapiSeal in the United States. The timing of this hiring will depend upon the rate of market acceptance of RapiSeal.

Future revenues, if any, and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, approval of the RapiSeal for sale in Europe, other actions relating to regulatory and reimbursement matters, the extent to which the Company's product or products gain market acceptance, the rate at which the Company establishes its distribution network, the timing and size of any distributor purchases, the progress of clinical trials, and the introduction of competitive products for wound sealing.

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 1995 and 1996
- --------------------------------------------------------

REVENUES
No revenues were recorded for either of the quarters ended June 30, 1995 or 1996, or for either of the six month periods ended June 30, 1995 or 1996.

RESEARCH AND DEVELOPMENT
Research and development expenses increased 78% to $1,215,000 in the three months ended June 30, 1996 from $683,000 in the three months ended June 30, 1995. For the six months ended June 30, 1996 research and development expenses increased 133% to $2,278,000 from $978,000 in the same period in 1995. The increase in both the three month and six month periods of 1996 were attributable to an increased number of employees and related use of supplies, consultants and laboratory research as the Company substantially increased its activities. Clinical trial costs also increased in the quarter and the six-months ended June 30, 1996 compared to the year earlier periods reflecting the commencement of the clinical trial for RapiSeal in November 1995.

GENERAL AND ADMINISTRATIVE
Marketing, general and administrative expenses increased 198% to $628,000 in the three months ended June 30, 1996 from $211,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996 marketing, general and administrative expenses increased 230% to $1,182,000 from $358,000 for the six months ended June 30, 1995. The increases in the quarter ended June 30, 1996 and in the six month period then ended, compared to the year earlier period, were primarily the result of increases in sales and administrative personnel, expanded marketing activities and occupancy related costs.

Net interest income increased 4% to 105,000 for the three months ended June 30, 1996 from $101,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996 net interest income decreased 11% to $163,000 from $184,000 for the six months ended June 30, 1995. The decrease was attributable to the reduced average cash balance during the six months ended June 30, 1996.

As a result of the items discussed above, net loss was $1,738,000 for the three months ended June 30, 1996 and $3,297,000 for the six months ended June 30, 1996. These compare to $793,000 for the three months ended June 30, 1995, and $1,152,000 for the six months then ended.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996 the Company's cash, cash equivalents and available-for-sale securities were $27,843,000, compared to $5,918,000 for December 31, 1995. On June 7, 1996 the Company completed its initial public offering of 2,100,000 shares of common stock at a price of $13.00 per share. The net proceeds to the Company from the IPO were approximately $24,500,000.

During the six months ended June 30, 1996 and 1995, Fusion's operations consumed cash of $2,227,500 and $1,083,000, respectively. The changes in cash used in operations were due primarily to funding increased levels of research and development of RapiSeal and Fusion's liquids, including a multi-site clinical trial in the United States, as well as increased marketing activities and associated personnel costs. The Company expects the increased use of cash will continue in the second half of 1996 as it further increases its operations to reflect the sales and marketing of RapiSeal and the continued expansion of research and development activities.

Although Fusion believes that the proceeds from its initial public offering, augmented by cash generated by sales of the RapiSeal product, will be sufficient to meet the Company's operating and capital requirements at least through 1997, there can be no assurance that the Company will not require additional financing within this time frame. Fusion's future liquidity and capital requirements will depend on numerous factors, including market acceptance of RapiSeal, the receipt of and the time required to obtain regulatory clearances and approvals for other products or other uses of RapiSeal, the resources the Company devotes to developing, manufacturing and marketing its products and other factors. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

Since the second quarter of 1996 was Fusion's first quarter as a public company, included here are certain risk factors as updated from the Company's Prospectus dated June 7, 1996. The following factors represent some of the current challenges to the Company which create risk and uncertainty. Failure to adequately overcome any of the following changes, either singly or in combination, could have a materially adverse effect on the Company's results of operations, business, or financial position.

NEAR-TERM DEPENDENCE UPON RAPISEAL. In June 1996, the Company received clearance from the FDA to market the RapiSeal Patch for lung surgery, including lung cancer and lung volume reduction ("LVR") surgeries. The Company anticipates that, for the foreseeable future, it will be substantially dependent on the successful commercialization of this product. The Company would experience a material adverse effect on its business, financial condition and results of operations if the RapiSeal Patch is not successfully commercialized.

RISKS ASSOCIATED WITH LVR. To date, a statistically significant body of clinical data does not currently exist from which to draw final conclusions concerning the efficacy and long-term outcomes associated with the LVR procedure. Independent studies of patients who have undergone the LVR procedure reported that patients experienced reduced shortness of breath, improved exercise tolerance and improved quality of life. However, the number of patients who have undergone the LVR procedure in the United States and for whom a clinically acceptable post-operative evaluation period has elapsed is relatively small. As a result, there can be no assurance concerning the safety, effectiveness and long-term outcomes associated with the LVR procedure. The Health Care Financing Administration ("HCFA") has suspended payment for, and is reviewing the appropriate reimbursement, if any, for LVR. In connection with such review, HCFA has announced its intention to collaborate with the National Institutes of Health ("NIH") on a large-scale, multi-center clinical trial to be conducted by the NIH to evaluate the long-term benefits of the LVR procedure for patients with late-stage emphysema. There can be no assurance as to when this trial will be completed or whether the results of the trial will demonstrate the safety or long-term efficacy of LVR. It is not known when HCFA will make a final determination as to reimbursement for LVR, and it may be several years before a determination is made. There can be no assurance that reimbursement for LVR will be reinstated or, if reinstated, that HCFA will not impose limitations on reimbursement. The Company believes a significant portion of the candidates for the LVR procedure could be affected by HCFA's determination with respect to reimbursement. Failure to reinstate reimbursement or the imposition of limitations on reimbursement would have a material adverse effect on the Company's business prospects. If reimbursement is not available for LVR procedures, if the LVR procedure is not widely adopted or if RapiSeal cannot be used successfully in LVR procedures, it would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF MARKET ACCEPTANCE. The Company's success will be dependent upon the medical community's active sponsorship and ultimate acceptance of the RapiSeal Patch and the Fusion liquids. The Company is unable to predict how quickly, if at all, its products will be accepted by the medical community or, if accepted, the number of products that will be used. Use of the Company's products may require changes in surgical practices, and there can be no assurance that surgeons will be willing to make such changes. To achieve market acceptance of its products, the Company must also demonstrate that is products offer clinically significant advantages. The Company conducted its multi-center clinical trial of RapiSeal in support of its 510k application in only 26 patients, which may not provide sufficient data to demonstrate clinically significant advantages, if any, to surgeons. Moreover, this limited experience with patients may initially make it difficult for the Company to ascertain those factors most relevant to the surgeon's decision whether to use the Company's products. Air leaks associated with lung resections require the insertion of chest tubes in the patient. While the Company believes that the RapiSeal patch may reduce hospital costs by shortening the duration of patient dependence on chest tubes, RapiSeal will not eliminate the need for chest tubes. In addition, air leaks may occur in the patient after the lung resection procedure, and RapiSeal cannot address such leaks. Failure of the RapiSeal Patch and the Fusion liquids to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain the proprietary aspects of its technology. The Company owns one issued United States patent and has eight pending United States patent applications related to its patch technology and has one pending United States patent application relating to its liquid formulations. There can be no assurance that the pending patent applications will issue, or that the issued patent or any patents that may issue in the future will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. Moreover, litigation or interference proceedings associated with enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel. The Company has filed certain corresponding patent applications in certain foreign countries and may file additional patent applications outside the United States. The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believes the protection provided by foreign patents, if obtained, and any other foreign intellectual property protection may be weaker than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products. A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to the compositions and methods for wound closure. In addition, the medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that suits will not be brought against the Company in the future challenging its patent rights or claiming infringement on patents held by third parties.

An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses on satisfactory terms, if at all, could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operation.

UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. In the United States, health care providers that purchase medical devices, such as the RapiSeal Patch and the Fusion liquids, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or part of the cost of the procedure in which the medical device is being used.
The Company's success will be dependent, in part, upon its ability to obtain satisfactory third-party reimbursement from health care payors for surgical procedures that may use RapiSeal and the Fusion liquids. HCFA has suspended payment for, and is reviewing the appropriate reimbursement, if any, for LVR. See "Risks Associated with LVR." The Company anticipates that in a prospective payment system, such as the Diagnostic Related group system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's additional reimbursement for the Company's products. Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of the RapiSeal Patch and the Fusion liquids will be required to obtain reimbursement. There can be no assurance that any reimbursement will be sufficient to assure profitability. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

If the Company obtains the necessary foreign regulatory approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems for the Company's products or the procedures in which the products are used. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. The Company intends to seek international reimbursement approvals. There can be no assurance that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK. The Company received a manufacturing license from the CDHS and commenced shipment of RapiSeal for use in its clinical trial in November 1995. However, the Company has no experience manufacturing RapiSeal or any other products in the volumes necessary to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. The Company may encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. The Company's manufacturing facilities will be subject to GMP regulations, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements would entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any manufacturing difficulties involving production yields, quality control and assurance, supplies of components or shortages of qualified personnel encountered by the Company could also have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for United States and international clinical trials and commercial sales.

DEPENDENCE ON SINGLE SOURCE SUPPLIERS. The Company acquires several components of its products from single source suppliers. Generally, the Company believes that there are alternative suppliers of identical materials available, and that the company could substitute suppliers without any regulatory consequences from this substitution. However, there can be no assurance that such substitute suppliers will be available, that such substitutions could be made in a timely manner or on commercially reasonable terms. In the case of collagen, there are only a few suppliers that could meet the Company's requirements. The Company currently relies exclusively on one supplier of collagen, Kensey Nash Corporation, and expects to continue to do so through at least the end of 1996. Fusion and this supplier have entered into a long-term supply agreement. However, if this supplier were unable to meet the Company's demands there can be no assurance that the Company would be able to secure alternative sources of collagen to produce sufficient product to meet its customers' needs. A transition to alternate arrangements could involve additional costs and delays in production. There can be no assurance that such transition would be successful in entering into alternate arrangements on commercially reasonable terms if at all. Sterilization of the Company's product is out-sourced to a single vendor. While the Company believes alternative sterilization vendors are readily available, there can be no assurance that such vendors would be available or that such a transition could be made in a timely, cost-effective manner. In the event the Company is not able to acquire sufficient supplies from its current sources or to locate alternate sources on commercially reasonable terms, the Company may not be able to manufacture its products on a timely and cost-competitive basis, or at all, which would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company has no sales and only has a small sales and marketing organization. The Company intends to sell the RapiSeal Patch for use in lung surgeries in the United States through a direct sales force. In other markets, the Company intends to sell its products primarily through agreements with distributors or by means of collaborative arrangements, although the Company has not entered into any such agreements or arrangements to date. There can be no assurance that the Company will be able to build a direct sales force or marketing organization, that establishing a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to enter into agreements with distributors or collaborative arrangements on a timely basis or at all, or that such distributors or collaborators will devote adequate resources to selling the Company's products. In addition, to the extent that the Company enters into distribution agreements or collaborative arrangements for the sale of its products, the Company will be dependent upon the efforts of third parties, and there can be no assurance that such efforts will be successful. Failure to build an effective sales and marketing organization or to establish effective distribution or collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. The wound closure market is highly competitive, and the Company expects competition in its targeted markets to intensify. The Company expects to encounter direct competition from companies offering pericardial strips and fibrin glues. In addition, several large companies targeting the wound closure market may be developing products that would compete with the Company's products. The Company is also aware of several potential competitors that are working on biological tissue sealants and products to prevent surgical adhesions. Many of the competitors or potential competitors have greater name recognition, broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Broad product lines may give the Company's competitors or potential competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that may compete with the Company's products. By offering a broader product line, these potential competitors may also have a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that increasingly seek to reduce costs through centralization of purchasing functions. There can be no assurance that the Company will be able to effectively compete against such competitors or potential competitors. In addition, there can be no assurance that the Company's current competitors or other companies will not succeed in developing technologies and products that are more effective than the Company's or that would render the Company's technology or products obsolete or uncompetitive.

PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE. The medical device industry has historically been litigious, and the Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. Although the Company has not experienced any claims to date, there can be no assurance that the Company will not experience losses due to product liability claims in the future. The Company currently maintains liability insurance with coverage limits of $3.0 million on a claims-made basis. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future as acceptable terms, or at all. Any claims against the Company regardless of their merit or eventual outcome, could have a material adverse impact upon the Company's business, financial condition and results of operations.

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          On May 30, 1996, a complaint was filed against the Company, two of its founders, Dr. Philip N. Sawyer and Philip M. Sawyer, and Interface Biomedical Laboratories Corporation in California Superior Court by an individual stockholder and former marketing consultant of the Company. In the complaint, this individual purports to allege contract and tort causes of action based on the allegation that in 1993, pursuant to an agreement with Dr. Sawyer and alleged oral representations by the Sawyers, he was promised twenty percent (20%) of a company to be formed to exploit certain technology developed by Dr. Sawyer or of the consideration received for such technology. The suit seeks general, special and punitive damages in unspecified amounts as well as rescission of a stock purchase agreement and a consulting agreement entered into by the Company and the individual pursuant to which the individual purchased shares of Common Stock of the Company. The stock purchase agreement states, which the individual alleges was fraudulently induced, that the individual purchased such shares in satisfaction of the Company's obligations to such individual with regard to the issuance or sale of securities (including satisfaction of any obligations of the Company or Dr. Sawyer pursuant to the agreement with Dr. Sawyer). Based upon the facts known to date, the Company and the founders believe that the claims are without merit and intend to vigorously contest this suit. There can be no assurance, however, that the Company will prevail in such litigation or that an adverse outcome would not result in a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.   CHANGES IN SECURITIES
          In May 1996 the Company effected a 1-for-2.414 reverse split of the Company's common stock and a corresponding change in the preferred stock conversion ratios. All shares of outstanding Preferred Stock were converted into shares of Common Stock upon completion of the Company's initial public offering. Following the offer, the Company filed the Restated Certificate of Incorporation which eliminated the existing convertible preferred stock and authorized preferred stock of 5,000,000, $0.001 par value, and increased the shares of common stock authorized to 50,000,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company solicited written consents as of April 30, 1996 from all of the Company's stockholders. At the time of the consents, the Company was not subject to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

          Certain amendments to the charter documents of the Company including an amendment of the Certificate of Incorporation to provide for a 1-for-2.414 reverse stock split of the Company's outstanding capital stock were approved with 9,369,967 votes in favor, 0 votes against and 2,077,073 abstentions.

          The Company's 1996 Employee Stock Purchase Plan, under which 350,000 shares of the Company's Common Stock (after giving effect to the 1-for-2.414 reverse stock split) are reserved for issuance, was approved with 9,369,967 votes in favor, 0 votes against and 2,077,073 abstentions.

          The Company's 1996 Director Option Plan, under which 150,000 shares of the Company's Common Stock (after giving effect to the 1-for-2.414 reverse stock split) are reserved for issuance, was approved with 9,369,967 votes in favor, 0 votes against and 2,077,073 abstentions.

          The Company's 1993 Incentive Stock Plan was amended and the number of shares of Common Stock reserved for issuance under the plan was increased by 795,123 shares of the Company's Common Stock (after giving effect to the 1-for-2.414 reverse stock split), with 9,369,967 votes in favor, 0 votes against and 2,077,073 abstentions.

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 11.1  Computation of net loss per share

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.



                                   FUSION MEDICAL TECHNOLOGIES, INC.


Date:     August 12, 1996          By:   /s/ Philip Sawyer
                                         ------------------------------
                                         Philip Sawyer
                                         President, Chief Executive Officer

Date:     August 12, 1996          By:   /s/ Richard Spalding
                                         ------------------------------
                                         Richard Spalding
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)