Form 10-Q
period 1996-09-30
FUSION MEDICAL TECHNOLOGIES INC
filed 1996-11-13
CIK 1013466

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

            {  X  }   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996





                           COMMISSION FILE NUMBER:  0-28460

                          FUSION MEDICAL TECHNOLOGIES, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





           DELAWARE                                   94-3177221
(STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)




                             1804 N. SHORELINE BOULEVARD
                               MOUNTAIN VIEW, CA  94043
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

            (ITEM 1)          {    X    } YES {         } NO
            (ITEM 2)          {         } YES {    X    ) NO

THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, WAS 6,936,647 AS OF SEPTEMBER 30, 1996.

                          FUSION MEDICAL TECHNOLOGIES, INC.

                                        INDEX


PART I:  FINANCIAL INFORMATION                                            PAGE

Item 1.  Condensed financial statements - unaudited

         Condensed statements of operations - three months ended September 30, 1996 and 1995 and nine months ended September 30, 1996 and 1995

         Condensed balance sheets - September 30, 1996 and December 31, 1995

         Condensed statements of cash flows - nine months ended September 30, 1996 and 1995

         Notes to condensed consolidated financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations



PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3   Defaults Upon Senior Securities

Item 4   Submission of Matters to a Vote of Security Holders

Item 5   Other Information

Item 5   Exhibits and Reports on Form 8-K

         Signatures

PART I:  FINANCIAL STATEMENTS

                          FUSION MEDICAL TECHNOLOGIES, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                               CONDENSED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                    September 30   December 31
                                                    ------------   -----------
                                                        1996          1995
                                                    ------------   -----------
                                                    (unaudited)
                                        ASSETS
Current assets:
  Cash, Cash Equivalents &
    Available-for-Sale Securities                  $    25,448    $     5,918
  Other Current Assets                                     196             68
                                                    ------------   -----------
     Total Current Assets                               25,644          5,986
  Long Term Assets                                       1,017            643
                                                    ------------   -----------
     Total Assets                                   $   26,661    $     6,629
                                                    ------------   -----------
                                                    ------------   -----------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities                              $     1,088    $       672
  Long-term Obligations                                     89            189
                                                    ------------   -----------
     Total Liabilities                                   1,177            861
  Common stock and other stockholders' equity           36,530         10,406
  Deficit accumulated during the development stage     (11,046)        (4,638)
                                                    ------------   -----------
  Total Stockholders' Equity                            25,484          5,768
                                                    ------------   -----------
     Total Liabilities and Stockholders' Equity     $   26,661     $    6,629
                                                    ------------   -----------
                                                    ------------   -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          FUSION MEDICAL TECHNOLOGIES, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                          CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                                            Cumulative Period
                                                   Three Months Ended           Nine Months Ended         from October 14, 1992
                                                      September 30,                September 30,           (date of inception)
                                                  1996             1995        1996             1995       to September 30, 1996
                                                      (unaudited)                   (unaudited)                 (unaudited)
Revenues                                      $          8              -     $       8                -    $                 8
                                              ---------------------------     --------------------------    -------------------
Costs & Expenses
  Cost of Goods                                          7              -             7                -                      7
  Research and Development                           1,241            741         3,519            1,719                  7,029
  Marketing, General and Administrative                843            266         2,025              624                  3,527
                                              ---------------------------     --------------------------    -------------------
     Total Costs and Expenses                        2,091          1,007         5,551            2,343                 10,563
                                              ---------------------------     --------------------------    -------------------
       Operating Loss                                2,083          1,007         5,543            2,343                 10,555

Interest Income, Net                                  (265)           (85)         (428)            (269)                  (802)
                                              ---------------------------     --------------------------    -------------------
Net loss                                      $     (1,818)    $     (922)    $  (5,115)     $    (2,074)     $          (9,753)
                                              ---------------------------     --------------------------    -------------------
                                              ---------------------------     --------------------------    -------------------

Net Loss Per Share                            $      (0.26)    $    (0.47)   $    (1.26)    $      (1.07)    $            (6.09)
                                              ---------------------------     --------------------------    -------------------
                                              ---------------------------     --------------------------    -------------------

Shares used in Computing Net Loss Per Share      6,936,647      1,942,637     4,058,047        1,942,637              1,601,061
                                              ---------------------------     --------------------------    -------------------
                                              ---------------------------     --------------------------    -------------------

Pro Forma Net Loss Per Share                  $      (0.26)    $    (0.18)    $  (0.87)      $    (0.41)     $           (3.15)
                                              ---------------------------     --------------------------    -------------------
                                              ---------------------------     --------------------------    -------------------

Shares Used in Computing Pro Forma
  Net Loss Per Share                             6,936,647      5,115,376     5,894,267       5,115,376              3,092,950
                                              ---------------------------     --------------------------    -------------------
                                              ---------------------------     --------------------------    -------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          FUSION MEDICAL TECHNOLOGIES, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                          CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                   Cumulative Period
                                                                      Nine Months Ended          from October 14, 1992
                                                                        September 30,             (date of inception)
                                                                     1996           1995        to September 30, 1996
---------------------------------------------------------       ------------   ------------      ----------------------
                                                                 (unaudited)    (unaudited)             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $   (5,115)    $   (2,074)          $   (9,752)
    Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization                                       145             59                  270
    Amortization of deferred compensation                               283              -                  292
    Changes in assets and liabilities                                   426            317                  757
                                                                 ------------    -----------          -----------
Net cash used in operating activities                                (4,261)        (1,698)              (8,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property and equipment                            (545)          (391)              (1,172)
    Purchases of available-for-sale securities                      (18,123)        (4,971)             (20,614)
    Sales of available-for-sale securities                           19,722              -               20,677
                                                               ------------    -----------          -----------
Net cash used in (provided by) investing activities                   1,054         (5,362)              (1,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock                             -          8,914               10,224
    Proceeds from issuance of common stock                           24,506              -               24,512
    Repayment of notes payable                                         (100)          (200)                (178)
    Proceeds from notes payable and bank line of credit                (133)           400                  432
                                                               ------------    -----------          -----------
Net cash provided by financing activities                            24,273          9,114               34,990

Net increase in cash and cash equivalents and available-
  for-sale securites                                                 21,066          2,054               25,448
Cash and cash equivalents and available-for-sale
  securities at beginning of period                                   4,382            222                    -
                                                               ------------    -----------          -----------
Cash and cash equivalents, and available-for-sale
  securities at the end of period                               $    25,448    $     2,276          $    25,448
                                                               ------------    -----------          -----------
                                                               ------------    -----------          -----------

Supplemental schedule of non-cash investing and financing
  activities:
     Conversion of preferred equity to common stock
                                                                          8                                   8
     Deferred compensation relating to the issuance of stock
      options                                                         1,361                               1,389


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                          FUSION MEDICAL TECHNOLOGIES, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  September 30, 1996
                                     (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying condensed financial statements of Fusion Medical Technologies, Inc. (the "Company" or "Fusion") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1996, and the statements of operations for the three and nine month periods ended September 30, 1996 and 1995, and for the period from October 14, 1992 (date of inception) to September 30, 1996, the statement of cash flows for the nine month periods ended September 30, 1996 and 1995, and the cumulative statement of cash flows for the period from October 14, 1992 (date of inception) to September 30, 1996, are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration on form SB-2 (No. 333-3970-LA) which became effective June 7, 1996, and the related prospectus contained therein.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.       NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares (stock options, warrants and preferred stock) issued during the 12 month period prior to the Company's initial public offering (IPO) and have been included in the calculation as if they were outstanding for all periods through June 7, 1996 (using the treasury stock method for stock options and warrants and the if-converted method for preferred stock).

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

Footnote

Fusion, the Fusion Logo, Fusion Medical Technologies Inc., RapiSeal, and the RapiSeal logo are trademarks of the Company.

ITEM 2.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Financial Condition and Results of Operations of the Company for the three and nine months ended September 30, 1996, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement and Prospectus dated June 7, 1996 relating to the Company's initial public offering. The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth in "Additional Factors That Might Affect Future Results" below.


OVERVIEW

Since its inception in October 1992, the Company has been primarily engaged in the research and development of its wound closure products. The Company
recorded   revenues of $8,000 and $0 for the quarters ended September 30, 1996
and  1995, respectively.   As of  September  30, 1996, the Company had an
accumulated deficit of approximately $11,046,000. Operating losses are expected to continue at least through 1998 as the Company continues to expend substantial resources to fund clinical trials in support of regulatory approvals and clearances, research and development and expansion of sales and marketing activities.

The Company commenced clinical trials of its first product, the RapiSeal Patch, in the United States in November 1995. In April 1996, the Company filed a 510(k) pre-market notification with the FDA seeking clearance to market RapiSeal in the United States and received such clearance in June 1996. The Company expects to file an application for CE Mark approval in the fourth quarter of 1996 for the sale of RapiSeal in Europe. The Company expects to generate all of its revenue from RapiSeal for the next several years. The Company has also been engaged in research and development of liquid products, and anticipates commencing initial human clinical trials with a liquid product in 1997. There can be no assurance that the Company's products will be cleared or approved for marketing by the appropriate United States or foreign regulatory authorities or that such products will achieve market acceptance.

In November 1995, the Company received a manufacturing license from the California Department of Health Services (CDHS) and began manufacturing RapiSeal for use in its clinical trial. The Company manufactures RapiSeal internally in order to better manage product costs. The current lease on the facility expires in June 1998, and the Company has an option to extend the lease for an additional six months. The Company is developing its own direct sales force in order to market RapiSeal in the United States and has hired three sales representatives to date. The timing of hiring additional salespersons will depend upon the rate of market acceptance of RapiSeal.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


REVENUES

The Company recorded $8,000 and $0 revenue for the the quarters ended September 30, 1996 and 1995, respectively. The Company's sales representatives began full-scale sales activities in October 1996.


RESEARCH AND DEVELOPMENT

Research and development expenses increased 67% to $1,241,000 in the three months ended September 30, 1996 from $741,000 in the three months ended September 30, 1995. For the nine months ended September 30, 1996 research and development expenses increased 105% to $3,519,000 from $1,719,000 in the same period in 1995. The increase in both the three month and nine month periods of 1996 were attributable to an increased number of employees and related use of supplies, consultants and laboratory research as the Company substantially increased its activities. Expenses for the nine month period ended September 30, 1996 include the clinical trials which commenced in November 1995 and were completed in June 1996.


MARKETING, GENERAL AND ADMINISTRATIVE

Marketing, general and administrative expenses increased 217% to $843,000 in the three months ended September 30, 1996 from $266,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996 marketing, general and administrative expenses increased 225% to $2,025,000 from $624,000 for the nine months ended September 30, 1995. The increases in the quarter ended September 30, 1996 and in the nine month period then ended, compared to the year earlier period were primarily the result of increases in sales and administrative personnel, expanded marketing activities and occupancy related costs.

Net interest income increased 212% to $265,000 for the three months ended September 30, 1996 from $85,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996 net interest income increased 59% to $428,000 from $269,000 for the nine months ended September 30, 1995. The increases were attributable to the Company's initial public offering in June 1996 which increased the Company's average cash balances.

As a result of the items discussed above, net loss was $1,818,000 for the three months ended September 30, 1996 and $5,115,000 for the nine months ended September 30, 1996. These compare to a net loss of $922,000 for the three months ended September 30, 1995, and $2,074,000 for the nine months then ended.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996 the Company's cash, cash equivalents and available-for-sale securities were $25,448,000, compared to $5,918,000 at December 31, 1995. On June 7, 1996 the Company completed its initial public offering of 2,100,000 shares of common stock at a price of $13.00 per share. The net proceeds to the Company from the IPO were approximately $24,500,000.

During the nine months ended September 30, 1996 and 1995, Fusion's operations consumed cash of $4,394,000 and $1,698,000 respectively. The changes in cash used in operations were due primarily to funding increased levels of research and development of RapiSeal and Fusion's liquids, including a multi-site clinical trial in the United States, as well as increased marketing activities and associated personnel costs. The Company expects the increased use of cash will continue through the end of 1996 as it further increases its operations to reflect the sales and marketing of RapiSeal and the continued expansion of research and development activities.

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


ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

The following factors represent some of the current challenges to the Company which create risk and uncertainty. Failure to adequately overcome any of the following challenges, either alone or in combination, could have a material adverse effect on the Company's results of operations, business, or financial position.

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

RISKS ASSOCIATED WITH LVR. To date, a statistically significant body of clinical data does not currently exist from which to draw final conclusions concerning the efficacy and long-term outcomes associated with the LVR procedure, a significant target market for the Company. Independent studies of patients who have undergone the LVR procedure reported that patients experienced reduced shortness of breath, improved exercise tolerance and improved quality of life. However, the number of patients who have undergone the LVR procedure in the United States and for whom a clinically acceptable post-operative evaluation period has elapsed is relatively small. As a result, there can be no assurance concerning the safety, effectiveness and long-term outcomes associated with the LVR procedure. The Health Care Financing Administration ("HCFA") has suspended payment for, and is reviewing the appropriate reimbursement, if any, for LVR.
In connection with such review, HCFA has announced its intention to collaborate with the National Institutes of Health ("NIH") on a large-scale, multi-center trial to be conducted by the NIH to evaluate the long-term benefits of the LVR procedure for patients with late-stage emphysema. There can be no assurance as to when this trial will be completed or whether the results of the trial will demonstrate the safety or long-term efficacy of LVR. It is not known when HCFA will make a final determination as to reimbursement for LVR, and it may be several years before a determination is made. There can be no assurance that reimbursement for LVR will be reinstated or, if reinstated, that HCFA will not impose limitations on reimbursement. The Company believes a significant portion of the candidates for the LVR procedure could be affected by HCFA's determination with respect to reimbursement. Failure to reinstate reimbursement or the imposition of limitations on reimbursement would have a material adverse effect on the Company's business prospects. If reimbursement is not available for LVR procedures, if the LVR procedure is not widely adopted or if RapiSeal cannot be used successfully in LVR procedures, it would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF MARKET ACCEPTANCE. The Company's success will be dependent upon the medical community's active sponsorship and ultimate acceptance of the RapiSeal Patch and the Fusion Liquids. The Company is unable to predict how quickly, if at all, its products will be accepted by the medical community or, if accepted, the number of products that will be used. Use of the Company's products may require changes in surgical practices, and there can be no assurance that surgeons will be willing to make such changes. To achieve market acceptance of its products, the Company must also demonstrate that it's products offer clinically significant advantages. The Company conducted its multi-center clinical trial of RapiSeal in support of its 510K application in only 26 patients, which may not provide sufficient data to demonstrate clinically significant advantages, if any, to surgeons. Moreover, this limited experience with patients may initially make it difficult for the Company to ascertain those factors most relevant to the surgeon's decision whether to use the Company's products. Air leaks associated with lung resections require the insertion of chest tubes in the patient. While the Company believes that the RapiSeal patch may reduce hospital costs by shortening the duration of patient dependence on chest tubes, RapiSeal will not eliminate the need for chest tubes. In addition, air leaks may occur in the patient after the lung resection procedure, and RapiSeal cannot address such leaks. Failure of the RapiSeal Patch and the Fusion liquids to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain the proprietary aspects of its technology. The Company owns one issued United States patent and has ten pending United States patent applications related to its patch technology and has three pending United States patent applications relating to potential liquid products. There can be no assurance that the pending patent applications will issue, or that the issued patent or any patents that may issue in the future will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. Moreover, litigation or interference proceedings associated with enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel. The Company has filed certain corresponding patent applications in certain foreign countries and may file additional patent applications outside the United States. The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believes the protection provided by foreign patents, if obtained, and any other foreign intellectual property protection may be weaker than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products. A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to the compositions and methods for wound closure. In addition, the medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain competitive advantage. There can be no assurance that suits will not be brought against the Company in the future challenging its patent rights or claiming infringement on patents held by third parties.

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

UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. In the United States, health care providers that purchase medical devices, such as the RapiSeal Patch and the Fusion Liquids, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or part of the cost of the procedure in which the medical device is being used. The Company's success will be dependent, in part, upon its ability to obtain satisfactory third-party reimbursement from health care payors for surgical procedures that may use RapiSeal and the Fusion Liquids. HCFA has suspended payment for, and is reviewing the appropriate reimbursement, if any, for LVR. See "Risks Associated with LVR." The Company anticipates that in a prospective payment system, such as the diagnostic related group system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedures and that there will not be separate additional reimbursement for the Company's products. Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of the RapiSeal Patch and the Fusion Liquids will be required to obtain reimbursement. There can be no assurance that any reimbursement will be sufficient to assure profitability. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK. The Company received a manufacturing license from the CDHS and commenced shipment of RapiSeal for use in its clinical trial in November 1995. However, the Company has no experience manufacturing RapiSeal or any other products in the volumes necessary to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. The Company may encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. The Company's manufacturing facilities will be subject to GMP regulations, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements would entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any manufacturing difficulties involving production yields, quality control and assurances, supplies of components or shortages of qualified personnel encountered by the Company could also have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet production requirements for United States and international clinical trials and commercial sales.

DEPENDENCE ON SINGLE SOURCE SUPPLIERS. The Company acquires several components of its products from single source suppliers. Generally, the Company believes that there are alternative suppliers of identical materials available, and that the Company could substitute suppliers without any regulatory consequences from this substitution. However, there can be no assurance that such substitute suppliers will be available, that such substitutions could be made in a timely manner or on commercially reasonable terms. In the case of collagen, there are only a few suppliers that could meet the Company's requirements. The Company currently relies exclusively on one supplier of collagen, Kensey Nash Corporation, and expects to continue to do so through at least the end of 1996. Fusion and this supplier have entered into a long-term supply agreement. However, if this supplier were unable to meet the Company's demands there can be no assurance that the Company would be able to secure alternative sources of collagen to produce sufficient product to meet its customers' needs. A transition to alternate arrangements could involve additional costs and delays in production. There can be no assurance that such transition would be successful in entering into alternate arrangements on commercially reasonable terms if at al. Sterilization of the Company's product is out-sourced to a single vendor. While the Company believes alternative sterilization vendors are readily available, there can be no assurance that such vendors would be available or that such a transition could be made in a timely, cost-effective manner. In the event the Company is not able to acquire sufficient supplies from its current sources or to locate alternate sources on commercially reasonable terms, the Company may not be able to manufacture its products on a timely and cost-competitive basis, or at all, which would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company has recorded only minimal sales and only has a small sales and marketing organization. The Company intends to sell the RapiSeal Patch for use in lung surgeries in the United States through a direct sales force. In other markets, the Company intends to sell its products primarily through agreement with distributors or by means of collaborative arrangements, although the Company has not entered into any such agreements or arrangements to date. There can be no assurance that the Company will be able to build a large direct sales force or marketing organization that establishing a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to enter into agreements with distributors or collaborative arrangements on a timely basis or at all, or that such distributors or collaborators will devote adequate resources to selling the Company's products. In addition, to the extent that the Company enters into distribution agreements or collaborative arrangements for the sale of its products, the Company will be dependent upon the efforts of third parties, and there can be no assurance that such efforts will be successful. Failure to build an effective sales and marketing organization or to establish effective distribution or collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. The wound closure market is highly competitive, and the Company expects competition in its targeted markets to intensify. The Company expects to encounter direct competition from companies offering pericardial strips and fibrin glues. In addition, several large companies targeting the wound closure market may be developing products that would compete with the Company's products. The Company is also aware of several potential competitors that are working on biological tissue sealants and products to prevent surgical adhesions. Many of the competitors or potential competitors have greater name recognition, broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing research and development staffs and facilities than the Company.
Broad product lines may give the Company's competitors or potential competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that may compete with the Company's products. By offering a broader product line, these potential competitors may also have a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that increasingly seek to reduce costs through centralization of purchasing functions. There can be no assurance that the Company will be able to effectively compete against such competitors or potential competitors. In addition, there can be no assurance that the Company's current competitors or other companies will not succeed in developing technologies and products that are more effective than the Company's or that would render the Company's technology or products obsolete or uncompetitive.

PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE. The medical device industry has historically been litigious, and the Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. Although the Company has not experienced any claims to date, there can be no assurance that the Company will not experience losses due to product liability claims in the future. The Company currently maintains liability insurance with coverage limits of $3.0 million on a claims-made basis. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse impact upon the Company's business, financial condition and results of operations.

PART II: OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS
         See the Company's report on Form 10-Q for the quarter ended June 30, 1996 for a discussion of litigation filed in May 1996. See Footnote 6 "Contingencies" to the Financial Statements in this report.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         Exhibit 11.1 Computation of net loss per share.
         Exhibit 27.1 Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.



                                FUSION MEDICAL TECHNOLOGIES, INC.


Date: November 13, 1996             By:  /s/ Philip Sawyer
                                        -------------------------------
                                            Philip Sawyer
                                            President, Chief Executive Officer

Date: November 13, 1996             By:  /s/ Richard Spalding
                                        -------------------------------
                                            Richard Spalding
                                            Chief Financial Officer