Form 10-K405
period 1996-12-31
FUSION MEDICAL TECHNOLOGIES INC
filed 1997-03-31
CIK 1013466

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.  For the fiscal year ended December 31, 1996.

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  For the transition period from __________________ to
    ____________________.

                           Commission File Number:000-28460

                          FUSION MEDICAL TECHNOLOGIES, INC.
                (Exact name of registrant as specified in its charter)

              Delaware                                            96662349
   (State or other jurisdiction of                           (I.R.S. employer
    incorporation or organization)                        identification number)

1804 N. Shoreline Blvd., Mountain View, CA                          94043
 (Address of principal executive offices)                        (Zip code)

         Registrant's telephone number, including area code:  (415) 903-4000
          Securities registered pursuant to Section 12(b) of the Act:  None
             Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $0.001 par value
                                   (Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No
                                              ---      ---

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on March 15, 1997, was approximately $10.7 million based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 15, 1997, the Registrant had 6,998,517 shares of Common Stock outstanding.


Fusion, Fusion Medical Technologies, Inc., RapiSeal and SilverBullet are trademarks of Fusion Medical Technologies, Inc. Any use is strictly prohibited without the prior written consent of Fusion Medical Technologies, Inc.

                         DOCUMENTS INCORPORATED BY REFERENCE
    The information called for in Part III is incorporated by reference from the Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on May 22, 1997.

                          FUSION MEDICAL TECHNOLOGIES, INC.

                                        INDEX


                                                                          PAGE
                                                                         NUMBER
                                                                         ------

Part I.................................................................    4
    Item 1.  BUSINESS..................................................    4
    Item 2.  PROPERTIES................................................   17
    Item 3.  LEGAL PROCEEDINGS.........................................   18
    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   18


Part II................................................................   20
    Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS...............................   20
    Item 6.  SELECTED FINANCIAL DATA...................................   20
    Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............   21
    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............   29
    Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.......................   29


Part III...............................................................   29
    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......   29
    Item 11.  EXECUTIVE COMPENSATION...................................   29
    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT...........................................   29
    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              REPORTS ON FORM 8-K......................................   30


Part IV................................................................   30
    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K......................................   30

                                        PART I

ITEM 1.  BUSINESS

    THE BUSINESS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ---FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF COMMON STOCK" COMMENCING ON
PAGE 21.

THE COMPANY

    Fusion Medical Technologies, Inc. ("Fusion" or the "Company") was incorporated in Delaware in 1993. The Company is developing proprietary wound closure products which the Company believes may have broad application in a variety of surgical procedures, including lung resections for cancer and emphysema, procedures requiring anastomoses, and minimally invasive surgeries. The Company's RapiSeal bioresorbable patch and Fusion liquids are designed to effectively treat surgical wounds in a wide variety of organs and blood vessels by rapidly forming flexible seals across the targeted tissue. The Company believes that its wound closure products have the potential to reduce post-operative complications associated with air and fluid leaks and consequently reduce hospital costs. In a twenty-six patient, multi-center trial, the Company's initial product, RapiSeal, was effective in treating 96% of the previously untreatable air leaks identified during lung resection surgery.

    The Company received 510(k) pre-market clearance from the United States
Food and Drug Administration (FDA) to market its RapiSeal patch in connection with lung surgery in June 1996. In February 1997, the Company also received 510(k) pre-market clearance to sell a patch product for the treatment of bleeding which occurs in solid organ surgeries, such as liver, spleen and kidney surgeries. The Company's patch product is designed to effectively treat surgical wounds by creating barriers across the targeted tissue. The Company believes that its patch products have the potential to reduce post-operative complications associated with air and fluid leaks and consequently reduce hospital costs.

    To expand its product offerings, the Company is developing a collagen-based flowable-gel product to enable surgeons to quickly and easily stop bleeding which occurs in connection with a wide variety of surgeries, such as those performed by cardiac, vascular and general surgeons. Pre-clinical tests indicate the Company's flowable-gel product may be effective in quickly stopping heavy active bleeding. The first version of the flowable-gel product will be targeted for open surgery, and work has begun on a device appropriate for use in minimally invasive surgery. The Company currently believes it will begin clinical testing of this product in open surgical procedures in the second half of 1997.

BACKGROUND

    Over 20 million surgical procedures are performed annually in the United States. Effective closure of surgical wounds, including incisions, tears, and leaks in the patients' organs, is critical for the restoration of the physical integrity and function of injured or diseased tissue and, ultimately, the success of the surgical procedure. Failure to optimally close surgical wounds can result in serious or possibly life threatening complications, including blood loss, air and fluid leakage from organs, infection, and excessive scarring. A variety of devices have been developed to assist the surgeon with surgical closure of tissue, including sutures, staples and fibrin glues.

    Historically, the most common method of wound closure has been the use of sutures. Suturing involves stitching together the tissues on either side of an incision to facilitate healing. In the 1960's, surgical stapling was introduced to reduce the time-consuming and cumbersome aspects of suturing. Surgical stapling involves drawing together tissue through the application of staples along the line of incision using a manually operated device. The Company believes the worldwide market for sutures and staples in 1995 was approximately $2.0 billion.

    Sutures and staples, however, have a number of limitations when applied to certain organs and vessels. Sutures and staples do not have inherent sealing capabilities and, as a result, cannot eliminate air and fluid leakage at the wound site. In organs such as the lung, liver, spleen and kidney the friable tissue often lacks the basic integrity necessary to support sutures or staples. As a result, sutures and staples can pull through these tissues, causing damage to the organ and increasing the risk of post-surgical complications. For example, in a patient undergoing surgery for the treatment of emphysema, tears in the lungs may result in air leakage which is a major source of complications, including pneumonia. These post-surgical complications can dramatically extend hospital stays or even lead to death. In addition, sutures and staples are not effective in closing leaks associated with broad, rough tissue surfaces which often result from surgical manipulations in lung and other surgeries. Finally, sutures and staples can also be difficult to place, particularly when used in endoscopic or minimally invasive surgical procedures where the surgeon is operating through trocars and in the limited space provided by body cavities.

    In recent years, numerous products, including fibrin glues have been used, often in conjunction with sutures and staples, to stem blood leakage. However, fibrin glues do not fully address air leaks or leakage of certain types of fluid, such as lymphatic fluids. These products are ineffective against extensive bleeding and may require manual pressure to be effective, requiring removal before the surgery is finished to avoid bacterial or other infection, or being awkward and difficult to place precisely. Commercially available fibrin glues are derived from pooled human plasma and, because of concerns over possible viral transmissions, have not been approved for use in the United States. Despite these limitations, industry sources estimate that worldwide sales for commercially available fibrin glues in 1995 were approximately $250 million. While fibrin glues can be produced from a patient's own blood (autologous glues), these typically adhere even less effectively than commercially available glues and must be prepared by the physician prior to the surgery, irrespective of whether they are actually used in the procedure.

    The limitations of traditional wound closure technologies have been particularly pronounced in the surgical treatment of lung cancer, Lung Volume Reduction (LVR) surgery for emphysema and procedures involving anastomoses, and have slowed the adoption of certain minimally invasive surgical approaches.

    LUNG CANCER SURGERY. Industry sources estimated that in 1995, approximately 100,000 pulmonary resection procedures (removal of portions of the lung), including certain open thoracic biopsies, were performed in the United States, primarily for the treatment of lung cancer. Air leaks in the lung are created in many of these surgeries due to surgical incision, organ handling of the delicate lung tissue during the procedure or the use of sutures or staples. As air leaks from the lung, it accumulates in the pleural cavity causing serious complications, or even death, if left untreated. Chest tubes are the only treatment available to vent the accumulated air from the pleural cavity. Chest tubes prolong pain, diminish mobility and increase the risk of infection. Moreover, the patient's immobility increases the risk of post-surgical complications such as pneumonia. Patients are generally precluded from leaving the hospital while the chest tubes remain in place, contributing to lengthy hospital stays. Medicare records indicate that the average hospital stay for pulmonary resection procedures in 1995 was approximately 10 to 12 days. For lung cancer patients who also have emphysema, the hospital stay can be significantly longer, and the use of chest tubes can cause even more pain and, in some cases, life-threatening complications.

    LUNG VOLUME REDUCTION FOR EMPHYSEMA. Emphysema, most often caused by cigarette smoking, is a progressive disease of the lungs characterized by destruction of normal lung tissue and the formation of nonfunctional pockets of air that compress the remaining normal lung tissue, severely limiting the patient's breathing capacity. Non-surgical therapies for patients suffering from emphysema, such as bronchodilators and oxygen supplements, offer only temporary relief and become less effective as the disease progresses. Lung transplantation, the only known cure for emphysema, is costly, involves a high degree of risk and typically is only used as a last resort. LVR is a surgical procedure that has gained increasing acceptance with the thoracic surgical community as a potential treatment for the symptoms of late-stage emphysema. Based upon communications with the thoracic surgical community, the Company believes that up to 250,000 patients worldwide could potentially benefit from the LVR procedure. In performing this operation, the surgeon removes the most diseased lung tissue, then uses a stapler to rejoin the incised areas which simultaneously cuts the targeted tissue and staples the remaining tissue to close the surgical wound. However, multiple air leaks are typically created in the patient's lung during this procedure, primarily from the use of the staples and the necessary handling of the lung which, in its diseased condition, tears easily. These air leaks increase the risk of serious complications, slow the recovery period and result in longer hospital stays. To address the small perforations created by the staples and to alleviate some of the tension along the staple line, surgeons often apply pericardial strips in conjunction with staples. While pericardial strips may address air leaks occurring on the staple line, they cannot address air leaks that often occur elsewhere on the lung.

    While LVR surgery is not a cure for emphysema, the results of the procedure to date are encouraging. Independent published studies of patients who have undergone the LVR procedure suggest that these patients have reduced shortness of breath, improved exercise tolerance and improved quality of life. The operation has been recently endorsed by the Society of Thoracic Surgeons for treatment of certain late-stage emphysema patients and is being performed in many of the major lung treatment centers in the United States. However, the number of patients who have undergone the LVR procedure in the United States and for whom a clinically acceptable post-operative evaluation period has elapsed is relatively small. As a result, there can be no assurance concerning the safety, effectiveness and long-term outcomes associated with the LVR procedure. The Health Care Financing Administration (HCFA) has suspended payment, and is reviewing the appropriate reimbursement, if any, for LVR. In connection with such review, HCFA has announced it is collaborating with the National Institutes of Health (NIH) on a 2,500 patient, multi-center clinical trial to be conducted by the NIH to evaluate the long-term benefits of the LVR procedure for patients with late-stage emphysema. The NIH has indicated that the clinical trial will begin in the third quarter of 1997. It has estimated that evaluation of results will not be completed until late 2003, although positive results could lead to an earlier conclusion. There can be no assurance that reimbursement for LVR will be reinstated or, if reinstated, that HCFA will not impose limitations on reimbursement.

    LIVER/SPLEEN SURGERY. In February 1997 the Company received clearance from the Food and Drug Administration to market in the United States a patch product for the treatment of bleeding in solid organs, such as the spleen and liver. Bleeding frequently occurs during surgery on these organs for treatment of trauma or cancer. The Company submitted its 510(k) application for this application in December 1996 based on the results of animal studies demonstrating its safety and effectiveness. This patch product, when used in conjunction with an energy source was effective in providing a means to approximate and close wounds in solid organs such as the spleen, and its use resulted in complete cessation of bleeding at the wound site. Marketing studies are scheduled to begin in the second quarter of 1997.

    ANASTOMOSIS. Anastomosis is a surgical technique in which two vessels or hollow tubular organs such as the esophagus are joined. One of the most common types of anastomoses are those performed to joint blood vessels.

Such anastomoses generally require the use of staples or multiple layers of sutures to ensure the integrity of the seal, but even with good surgical technique there is a risk of leakage across the staple or suture line. Fluid leakage can cause serious infection, require re-operation, prolong hospitalization, and may even be fatal. Furthermore, for seriously ill patients, such as those with compromised immune systems, the risk of leakage from anastomoses performed with sutures and staples can preclude operative therapies.

    Vascular anastomoses connect blood vessels and are used in such procedures as Coronary Artery Bypass Graft ("CABG") and repair of abdominal aortic aneurysms. Industry sources have estimated that approximately 650,000 vascular anastomoses were performed in 1995. Such anastomoses are typically performed with a single layer of sutures and are technically demanding since they are immediately challenged by high pressures of blood flow inherent within the arterial system. Leakage from such anastomoses can be abrupt and catastrophic, necessitating immediate re-operation to stem or slow dangerous hemorrhaging.

    MINIMALLY INVASIVE SURGERY. Minimally invasive surgery entails operating through trocars placed through small incisions made in the patient. During these procedures, the surgeon manipulates surgical instruments through the trocars while viewing the procedure on a video screen. In comparison with traditional open surgical procedures, minimally invasive surgical procedures are generally less traumatic to the patient, result in shorter recovery periods and reduce hospital stays. As a result of these benefits, there has been a marked trend toward adoption of minimally invasive procedures in place of other surgical procedures. While the conversion of each open procedure into a minimally invasive surgical approach involves specific limitations and challenges, the single largest impediment to conversion, according to several independent marketing studies, is the difficulty of reliably suturing and stapling surgical wounds as a result of the severe space constraints frequently encountered when operating through trocars and in the limited space provided by body cavities. The Company believes that its products may reduce the difficulties associated with sutures and staples.

THE FUSION SOLUTION

    Fusion has developed proprietary wound closure products, which the Company believes may have broad application in lung resections for cancer and emphysema, as well as procedures requiring anastomoses and minimally invasive surgery. The Company's products are designed to treat surgical wounds in a wide variety of organs and blood vessels by forming a flexible seal across the targeted tissue. The Rapiseal patch and the Fusion flowable-gel products have been designed to function in conjunction with the proteins common to all organ tissue. In preclinical studies, the Company has bonded RapiSeal to virtually all organs as well as to most muscle tissue. Determination of the clinical utility of the RapiSeal patch for any particular procedure, beyond those already approved by appropriate regulatory authorities, may require additional testing.

    Fusion's initial product, RapiSeal, is a thin, collagen-based, bioresorbable patch which can be custom cut to size by the surgeon and is easily applied to the tissue surface using an enhanced argon coagulation generator (a radio frequency energy source), or equivalent energy source found in many hospitals. When applied, Fusion's patch product bonds with the underlying tissue to create a seal which is fully resorbed by the body over time. The application of the patch does not perforate or mechanically stress neighboring tissue, and the flexible characteristics of the collagen-based material make it suitable for use on dynamic organs such as the lung.

    The Company is also currently developing collagen-based liquid products which do not require an energy source to effect attachment to the underlying tissue. The products emerging from these efforts are designed to be easily applied to the targeted tissue with a delivery device being developed by the Company, and to seal heavy, active bleeding. The Company believes the flowable-gel formulations now emerging from the liquid program may enable surgeons to quickly and easily seal heavy active bleeding which occurs in surgical areas that are difficult to access and may provide surgeons with an additional margin of safety when used with sutures and staples.

    The Company believes its products offer the following key benefits:

      - EFFECTIVE CLOSURE AND SEALING. The Company's products form a strong adhesive bond to the underlying tissues, providing effective wound closure and sealing without perforating or placing compromised tissue under tension. The elasticity and flexibility of the Company's RapiSeal patch permit the natural expansion and contraction of dynamic organs such as the lung. Both the RapiSeal patch and the Fusion flowable-gel are capable of bonding with and sealing fragile tissues, such as those in the lung, liver and spleen.

      - RESORPTION. The Company's proprietary, collagen-based, bioresorbable materials have been engineered to be resorbed by the body. The adaptability of the Company's technology permits Fusion to modify the resorption period of its products to suit a variety of surgical applications. In the case of RapiSeal, the Company has engineered the patch to be fully resorbed by the body within approximately 28 days.

      - USEFUL IN MINIMALLY INVASIVE SURGERY. The Company's flowable-gel product is compatible with instruments and techniques used in minimally invasive surgeries. The Company expects to begin conducting clinical evaluations to increase the exposure of surgeons to the flowable-gel to demonstrate surgeon acceptance of the flowable-gel.

      - BROAD APPLICABILITY. The Company's products have, in preclinical animal models, effectively demonstrated their effectiveness in a wide variety of organs such as the heart, liver, spleen, lung and esophagus. As a result, the Company believes that its products may be applicable to a variety of surgical procedures, including lung resections, surgeries involving anastomoses and minimally invasive surgery.

      - SAFETY. The materials used in the Company's wound closure products are derived from naturally occurring biomaterials and polymers that have a long history of device use in humans. These products contain no human-derived components such as blood.

      - EASE OF USE. The Company's wound closure products can be easily applied and are designed to require minimal training for successful application. The Company believes that surgeons will quickly learn how to use the Company's wound closure products effectively.

 STRATEGY

    The Company's objective is to become a leading provider of proprietary wound closure products. Key elements of the Company's strategy include the following:

    MARKET DRIVEN PRODUCT DEVELOPMENT. The Company conducts active market research by observing surgical procedures and maintaining frequent contact with leading surgeons in order to identify specific surgical needs and significant market opportunities. Only after identifying these opportunities does the Company commence its research and development efforts. As a result, the Company believes its market focus should accelerate the adoption of its products once they become commercially available. In addition, the Company expects to maintain an active dialogue with surgeons to ascertain the most desirable enhancements for its products.

    PRODUCT POSITIONING. The Company plans to initially market its products as complementary to sutures or staples for wound closure. Where suture and staple use is appropriate, the Company's patch products offer surgeons an additional margin of safety in wound closure. Where compromised tissue would otherwise preclude surgery for patients with sutures and staples alone, the Company's products are designed to enable the surgeon in some cases to consider surgery for these patients.

    BUILD LEADING MARKET SHARE. The Company's goal is to rapidly develop a leading market position in the thoracic surgery market with its initial product, RapiSeal. The Company launched the product in the United States through its own direct sales force, focusing initially on the 50 largest volume thoracic surgery centers. The Company intends to educate surgeons on the clinical benefits of using RapiSeal for the treatment of air leaks which frequently occur as a result of lung resections. The Company believes that the expansion of its relationship with the thoracic surgical community, as a result of the introduction of RapiSeal, will facilitate the launch of the Fusion flowable-gel.

    LEVERAGE PROPRIETARY TECHNOLOGY. The Company received 510(k) pre-market clearance from the FDA to market its RapiSeal patch in connection with lung surgery in June 1996. Subsequently, in February 1997, the Company obtained 510(k) pre-market clearance for indications in abdominal organs, such as the liver and spleen. The Company believes that its proprietary products' sealant and wound closure capabilities may have application beyond these indications and is evaluating those areas where they may offer benefits, including general and cardiovascular surgery.

PRODUCTS

    RAPISEAL PATCH. The Company's initial product, RapiSeal, is a thin collagen-based, bioresorbable patch. The patch measures four by four centimeters that can be cut by the surgeon to the desired size prior to use. In the presence of normal body fluids, the RapiSeal patch becomes soft, elastic and flexible to facilitate placement over irregular surfaces. The application of energy to the RapiSeal patch causes the material of the patch to flow into irregularities and fissures in the underlying tissue. At the same time, the energy causes the patch to fuse with the proteins from this tissue, creating a strong, adhesive bond with the patch. This process results in a flexible seal that does not stress the neighboring tissue and achieves the elasticity necessary for a dynamic organ like the lung. After approximately 28 days, the body resorbs the patch. Similar to a number of other commonly used medical products, the RapiSeal patch requires refrigeration while in storage. RapiSeal currently has a shelf life of approximately one-year.

    The Company initially targeted the RapiSeal patch for use in treating air leaks that frequently occur during pulmonary surgery. In June 1996, Fusion received clearance from the FDA to market the patch for this application, and the Company began its sales launch in October 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". Unlike pericardial strips, which are frequently used in LVR procedures, RapiSeal can be applied independent of staples, and therefore its utility is not limited to leaks on the staple line. Moreover, RapiSeal creates its bond with the underlying tissue without perforating or stressing the neighboring tissue. This may be particularly significant in LVR surgery because emphysema patients have especially fragile and friable lung tissue.

    In its submission to the FDA for 510(k) pre-market clearance in April 1996, the Company reported on the results of its 26 patient, multi-center clinical trial. The study evaluated 52 air leaks that existed after the exhaustion of conventional options for closure, if any, such as the application of staples.
In all cases the surgeon would normally have closed the operative site with these leaks still active. When measured by the study's end points, RapiSeal was able to effectively treat 96% of these air leaks, whether occurring on the suture or staple line or elsewhere on the lung.

    Based upon the results of its 26 patient, multi-center clinical trial in the United States, the Company applied for a CE Mark to sell RapiSeal in Europe. In February 1997, the Company received a CE Mark to market the RapiSeal patch throughout the European Union. The Company is currently entering into agreements with country specific distributors to market the product in Europe.

    In February 1997, the Company received FDA clearance to market a patch product for use in connection with solid abdominal surgeries, including liver and spleen surgeries. The Company has conducted tests of the patch in animals, and based on these results believes the product will be effective in people who undergo cancer or trauma surgeries in these organs. See "Background - Liver/spleen surgeries." Fusion will conduct test-marketing studies of the patch product before it fully launches the product.

    The flowable-gel products emerged from the Company's liquids research program. The Company will be required to undertake time consuming and costly development activities and seek regulatory approvals for these products. There can be no assurance that product development will be successfully completed, or that regulatory approval, if applied for, will be granted on a timely basis, if at all, or that these products will achieve commercial acceptance.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are focused on enhancing RapiSeal, and expanding the applications of the flowable gel and developing other liquid sealants to broaden the potential markets for the Company's wound closure technology. Since introducing the RapiSeal patch, the Company has established an active dialogue with surgeons to ascertain the most desirable product enhancements. In March 1997, Fusion filed with the Food and Drug Administration (FDA) for 510(k) pre-market clearance to market the SilverBullet, an inexpensive electro-cautery accessory designed to allow for the application of the RapiSeal patch using standard electro-surgery units commonly present in operating rooms. There can be no assurance as to when any such clearance will be received, if at all. There also can be no assurance that if such clearance is received, the accessory will be adopted by surgical facilities as an extension to their existing electro-surgical procedures, or that the accessory can be delivered cost-effectively or in sufficient quantity to support potential demand.

    In pre-clinical studies the Company has successfully sealed high-pressure leaks in vascular anastomoses and heavy active bleeding in diffuse bleeding situations using the flowable-gel. The Company believes a significant opportunity may exist for sealing anastomoses and treatment of heavy active bleeding in a broad array of surgeries, including minimally invasive procedures performed by specialists such as cardiovascular and general surgeons. There can be no assurance that the Company will develop products for any of these procedures, that any of the Company's products will receive regulatory approvals or, if received, that such products will achieve successful commercialization.

    The Company's research and development department consisted of 22 employees at March 15, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the Company's Research and Development expenses for the year ended 1996.

SALES AND MARKETING

    Fusion's sales and marketing activities are currently focused on the sale of RapiSeal for use in lung resections to treat cancer and emphysema. The Company is selling the RapiSeal patch in the United States through its own direct sales force of three persons. The Company plans to add two additional sales representatives in the second quarter 1997 to increase the market exposure of the RapiSeal patch. The Company's principal marketing strategy is to educate surgeons on the clinical benefits of using the RapiSeal patch for the treatment of air leaks that frequently occur during lung resections.

    The Company is establishing relationships with distributors for international sales and marketing in several countries outside the United States. The Company believes these distributors are familiar with the thoracic surgical communities in these countries. There can be no assurance that the Company will be able to successfully commercialize any of its products in any international market. If the marketing trials in liver/spleen surgeries prove successful the Company's sales force will begin marketing this product to the major surgery centers. The medical facilities performing the greatest number of liver and spleen surgeries are accessible to the Company sales force in both elective liver cancer surgeries and trauma.

MANUFACTURING

    The Company's manufacturing operations are located in a 13,200 square foot in-house facility in Mountain View, California. Fusion acquires product components from suppliers, processes the materials internally to the appropriate form and compositions, arranges for sterilization by a third party and then packages the products for shipment. The Company acquires several components of its product from single suppliers. Generally, the Company believes that there are alternative suppliers of equivalent materials available and that the Company could substitute suppliers with only minimal regulatory consequences from this substitution. However, there can be no assurance that such substitute supplies will be available or that such substitutions could be made in a timely manner, on commercially reasonable terms, if at all. In the event the Company is unable to acquire sufficient supplies from current sources or locate alternate sources on commercially reasonable terms, the Company may not be able to manufacture its products on a timely and cost-competitive basis, or at all. This would have a material adverse effect on the Company's business, financial condition and results of operations.

    In the case of collagen, there are only a few suppliers that could meet the Company's requirements. The Company currently relies exclusively on one supplier of collagen, Kensey Nash Corporation, and expects to continue to do so through at least the end of 1997. Fusion and this supplier have entered into a long-term supply agreement. Should any problems with this supplier and/or its product arise in the future, the Company has the right to assume manufacturing of the collagen under the terms of an agreement with the supplier. The Company has evaluated the feasibility of, and the techniques used for manufacturing collagen at its own facilities using raw materials available from several suppliers. However, there can be no assurance that the Company would be able to secure sufficient inventory of collagen to produce sufficient product to meet its customers' needs. A transition to alternate arrangements would involve additional costs and delays in production. There can be no assurance that such transition would be successfully achieved on a cost-effective or timely basis, if at all, or that the Company would be successful in entering into alternate arrangements on commercially reasonable terms, if at all. Sterilization of the Company's products is out-sourced to a single provider. While the Company believes alternative sterilization providers are readily available, there can be no assurance that such providers would be available or that such a transition could be made in a timely, cost-effective manner. Although the Company has taken the actions that it believes are reasonable to assure that its contract manufacturer and suppliers are in compliance with applicable regulations, there can be no assurance that the FDA or a state, local or foreign regulator will not take action against a contract manufacturer or supplier.

PATENTS AND PROPRIETARY RIGHTS

    The Company has pursued its own patents covering its technologies in various forms. In addition, the Company has licensed additional technology to further broaden its patent portfolio. The Company owns one and has licensed 2 issued United States patents, and has 14 pending United States patent applications related to its patch technology and liquid formulations. The Company has also licensed 1 United States patent related to the manufacture of its patch technology. There can be no assurance that the pending patent applications will issue or that the issued patent or any patents which may issue will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. The Company has filed certain corresponding patent applications in certain foreign countries and may file additional patent applications outside the United States. The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believes the protection provided by foreign patents, if obtained, and any other foreign intellectual property protection may be weaker than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets. A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for wound closure. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Many companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage, and there can be no assurance that suit will not be brought against the Company in the future. Moreover, litigation or interference proceedings associated with enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel.

    The Company's policy is to execute confidentiality agreements with its employees and consultants upon the commencement of an employment or consulting relationship with the Company. These agreements generally require that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. There can be no assurance that such agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not be otherwise become known to or be independently developed by competitors.

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

GOVERNMENT REGULATION

UNITED STATES

    The research, development, manufacture, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. The Company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act (the "FDC Act") and require clearance or approval by the FDA prior to commercialization. In addition, material changes or modifications to labeling, manufacturing and design also are subject to regulatory review and clearance or approval. Under the FDC Act, the FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, advertising, distribution, sale and promotion of medical devices in the United States. In addition, the FDA has promulgated regulations, effective June 1997, to extend its oversight of medical devices to design and development activities. The testing for, preparation of and subsequent review of applications by the FDA and foreign regulatory authorities is expensive, lengthy and uncertain. The failure by the Company to comply with FDA requirements could result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, the government's refusal to grant pre-market clearance or pre-market approval for devices and criminal prosecution.

    The FDA also has the authority to require clinical testing of certain medical devices. If clinical testing of a device is required and if the device presents a "significant risk," an application for an investigational device exemption ("IDE") must be cleared prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of laboratory and animal testing. If the IDE application is cleared by the FDA, clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as cleared by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an institutional review board ("IRB") pursuant to FDA regulations.

    Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) or approval of a PMA application. If a medical device manufacturer or distributor can establish, among other things, that a device is "substantially equivalent" in intended use and technological characteristics to certain legally marketed devices, for which the FDA has not required a PMA, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k). The 510(k) will need to be supported by appropriate data establishing to the satisfaction of the FDA the claim of substantial equivalence to the predicate device. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence.

    Following submission of the 510(k), the manufacturer or distributor may not place the device into commercial distribution unless and until an order is issued by the FDA finding the product to be substantially equivalent. In response to a 510(k), the FDA may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may require further information, including clinical data, to make a determination regarding substantial equivalence, or may determine that the proposed device is not substantially equivalent and requires a PMA. Such a request for additional information or determination that the device is not substantially equivalent would delay market introduction of the products that are the subject of the 510(k).

    If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek pre-market approval of the proposed device through submission of a PMA. A PMA must be supported by extensive data, including, laboratory, preclinical and clinical trial data to prove the safety and effectiveness of the device as well as extensive manufacturing information. The PMA approval process can be lengthy, expensive and uncertain and is typically longer than that required for a 510(k). If granted, the approval of the PMA may include significant limitations on the indicated uses for which a product may be marketed.

    The Company received a 510(k) clearance to market its RapiSeal patch in lung surgeries in June 1996 and to market a patch product to treat bleeding in liver/spleen surgeries in March 1997. PMA approval may be required for its liquid sealant products. There can be no assurance that the Company will be able to obtain necessary 510(k) clearances or PMA approvals to market its products, other than those already obtained, for the intended uses on a timely basis, if at all. Moreover, regulatory clearances and approvals, if obtained, may include significant limitations on the indicated uses for which a product may be marketed. Delays in receipt of or failure to receive such approvals or clearances, the loss of previously obtained approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Products."

    The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS"), and to list its products with the FDA. As such, the Company will be inspected by both the FDA and CDHS for compliance with GMP and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner. Prior to approval of a PMA, the FDA will conduct an inspection of the Company's manufacturing facility to assure compliance with GMP regulations. The FDA has not inspected the Company for GMP compliance. In August 1995, the Company's Mountain View facility was inspected by the CDHS with no violative observations, and the Company was subsequently granted a California medical device manufacturing license.

    The Company is required to provide information to the FDA on death or serious injuries that its medical devices have allegedly caused or contributed to, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA strictly prohibits the marketing of approved devices for uses other than those specifically cleared for marketing by the FDA. If the FDA believes that a Company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the Company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

    The promotion of most products regulated by the FDA is subject to both FDA and Federal Trade Commission jurisdiction. The Company is also subject to regulation by the Occupational Safety and Health Administration and by other government entities. Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business, financial condition or results of operations.

INTERNATIONAL

    Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries, such as Japan, have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in others.

    The European Union has promulgated rules which require that medical devices receive by mid-1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European Union Medical Devices Directives. The ISO 9000 series of standards for quality operations have been developed to ensure that companies know the standards of quality to which they must adhere to receive European Union certification. ISO 9000 certification is one of the CE mark certification requirements. Fusion received the right to affix the CE Mark to the RapiSeal patch in February 1997. The Company received ISO 9001 qualification of its processes in February 1997.

    Once a manufacturer has satisfactorily completed the regulatory compliance tasks required by the directives and received favorable determinations by the Notified Body, it is then eligible to affix the CE Mark on its products. The quality system will be subject to periodic audit and recertification, and serious adverse events must be reported to the authorities in the country where the incident takes place. If such incidents occur, the manufacturer may be required to take remedial action, including withdrawal of the product from the EU market. New products may be required to undergo similar testing and inspection, prior to being eligible for CE Marking.

    While additional pre-market approvals are not required by individual countries, practical complications and various other differences have arisen among member countries, such as labeling requirements. Moreover, since the directives do not cover reimbursement and distribution practices, differences may occur in these and other areas as well.

    An unapproved PMA device may be exported to any country, without prior FDA approval, provided the unapproved product is in compliance with the laws of that country and has been approved in a listed country, as defined in Section 802 of the FD&C Act. An unapproved PMA device, intended only for investigational use in a listed country, may be exported in accordance with the laws of that country and is exempt from the investigational device provisions of the FD&C Act. An exporter must notify the FDA upon commencing export of an unapproved PMA device. An unapproved 510(k) device may be exported to any country without prior FDA approval, provided the device accords to the specifications of the foreign purchaser, is not in conflict with the laws of the importing country, is labeled for export, and is not offered for sale in domestic commerce. PMA and 510(k) devices that have been cleared by the FDA do not require FDA export approval or notification.

THIRD-PARTY REIMBURSEMENT

    In the United States, health care providers that purchase medical devices, such as RapiSeal, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used.
The Company's success will be dependent, in part, upon its ability to obtain satisfactory third-party reimbursement from health care payors for surgical procedures that may use RapiSeal and the Fusion liquids. Reimbursement for thoracic procedures performed using devices that have received FDA approval has generally been available in the United States. However, HCFA has temporarily suspended payment for, and is reviewing the appropriate reimbursement, if any,
for LVR.  See "Background - LVR".   In connection with such reviews, HCFA has
announced its intention to collaborate with the NIH on a large-scale, multi-center clinical trial to be conducted by the NIH to evaluate the long-term benefits of the LVR procedure for patients with late-stage emphysema. There can be no assurance as to when this trial will be completed or whether the results of the trial will demonstrate the safety or long-term efficacy of LVR. It is not known when HCFA will make a final determination as to reimbursement for LVR, and it may take several years before a determination is made. There can be not assurance that reimbursement for LVR will be reinstated or, if reinstated, that HCFA will not impose limitations on reimbursement. The Company believes a significant portion of the candidates for the LVR procedure could be affected by HCFA's determination with respect to reimbursement. Availability of reimbursement of the LVR procedure will also depend, in part, on the clinical effectiveness and cost of the Company's products. Failure to reinstate reimbursement or the imposition of limitations on reimbursement would have a material adverse effect on the Company's business prospects. The LVR procedure has recently been endorsed by the Society of Thoracic Surgeons for certain patients with late-stage emphysema, and several third-party payors continue to reimburse for the surgery. However, there can be no assurance that such endorsement or reimbursement will continue. If reimbursement were not available for LVR procedures, it would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company anticipates that in a prospective payment system, such as the Diagnostic Related Group system utilized by Medicare and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedures and that there will not be separate additional reimbursement for the Company's products. Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of RapiSeal and the Fusion liquids will be required to obtain reimbursement. Availability of reimbursement for the LVR procedure will also depend, in part, on the clinical effectiveness and cost of the Company's products. While the Company believes that its products offer cost savings and clinical benefits over that of competitive products, there can be no assurance that any reimbursement will be sufficient to assure profitability.

    In February 1997 the Company obtained CE mark approval for Rapiseal, however, market acceptance of RapiSeal and other Company's products in international markets will be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems for the Company's products or the procedures in which the products are used. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. The Company intends to seek international reimbursement approvals. There can be no assurance that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The wound closure market is highly competitive, and the Company expects competition in its targeted markets to intensify. Direct product competition includes pericardial and synthetic strips and fibrin glues. Several large companies involved in wound closure technologies may be developing products that would compete with the Company's products. The Company is also aware of several potential competitors who are working on biological tissue sealants. Many of these competitors or potential competitors have greater name recognition, broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Broad product lines give many of the Company's competitors or potential competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that may compete with the Company's products. By offering a broader product line in the general field of medical devices and supplies, these competitors or potential competitors may also have a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that increasingly seek to reduce costs through centralization of purchasing functions. There can be no assurance that the Company can effectively compete against such competitors or potential competitors. In addition, there can be no assurance that the Company's current competitors or other companies will not succeed in developing technologies and products that are more effective than the Company's or that would render the Company's technology or products obsolete or NOT competitive.

    The Company believes that the primary competitive factors in the wound closure market are effectiveness, price and ease of use. In addition, the length of time required for products to be developed and to receive regulatory and reimbursement approval, and proprietary position are important competitive factors. The Company believes it is positioned to compete favorably with respect to these factors, although there can be no assurance it will be able to do so.

PRODUCT LIABILITY AND INSURANCE

    The development, manufacture and sale of medical products entail significant risk of product liability claims. The Company faces an inherent business risk of financial exposure to product liability claims in the event that use of its products results in personal injury or death, and there can be no assurance that the Company will not experience losses due to product liability claims. The Company currently maintains product liability insurance coverage with a limit of $3.0 million on a claims-made basis; however, there can be no assurance that existing coverage limits of the Company's product liability insurance will be adequate. Increased product liability coverage may be required if any potential products are successfully commercialized. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. Any product liability claims or series of claims brought against the Company, regardless of their merit or eventual outcome, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    As of March 15, 1997, the Company had 57 employees, 22 of whom were engaged in research and development, 10 in finance and administration, 3 in regulatory affairs, 10 in marketing and sales and 12 in manufacturing and quality assurance. The Company also had consulting arrangements with 19 persons. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

ITEM 2.  PROPERTIES

FACILITIES

    The Company leases 13,200 square feet in Mountain View, California, which comprise the Company's manufacturing and warehousing space. The Company's lease for this facility extends through June 1998, and the Company has the option to extend it until the end of 1998. The Company also leases 7,051 square feet in Mountain View, California, which comprise the Company's administrative, sales and marketing offices. The Company's lease for this facility extends through October 1999. The Company believes that its existing facilities will be sufficient for its operational purposes through 1998.

    The Company's manufacturing facilities are subject to GMP regulations, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could entail a delay or termination of production, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company received a manufacturing license from CDHS and commenced shipment of product for sale in August 1996. However, the Company has no experience manufacturing its product in the volumes necessary to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. Any manufacturing difficulties involving production yields, quality control and assurance, supplies of components or shortages of qualified personnel encountered by the Company could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for United States and International clinical trials and commercial sales.

ITEM 3.  LEGAL PROCEEDINGS

    The Company does not have any on-going litigation. A complaint filed against the Company and two of its founders was settled for an amount that was not material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                          EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages as of March 19, 1997 are as follows:

Name                    Age       Position with Fusion
----                    ---       --------------------
Philip M. Sawyer        32        President, Chief Executive Officer & Director
Gary A. Curtis          49        Executive Vice President, Sales & Marketing
Debera A. Brown         44        Vice President, Regulatory & Clinical Affairs
Cary A. Reich, Ph.D.    48        Vice President Research & Development
Louis S. Fries          49        Vice President, Operations

MR. SAWYER, a founder of the Company, has served as President and Chief Executive Officer since April 1993. From 1991 to 1993, Mr. Sawyer was a Product Manager and Manager of Business Development at the Stryker Endoscopy Division of Stryker Corporation ("Stryker Endoscopy"), a manufacturer of endoscopic surgical devices. From 1987 to1989, Mr. Sawyer worked at Patricof & Co. Ventures Inc. From 1986 to 1987, Mr. Sawyer worked in the health care corporate finance group at E.F. Hutton and Co. Mr. Sawyer holds an M.B.A. from the Harvard Business School.

MR. CURTIS, joined the Company in February 1996 as Executive Vice President, Sales and Marketing. From 1994 to 1995, Mr. Curtis was Vice President, Sales and Marketing, and a Director of Biometric Imaging, Inc., a private biotechnology company specializing in cellular diagnostics. From 1983 to 1988, Mr. Curtis was Vice President, Sales with Advanced Cardiovascular Systems ("ACS"), a leader in coronary angioplasty. From 1988 to August 1993, he was General Manager for ACS's Peripheral Systems Group.

MS. BROWN, joined the Company in May 1995 as Vice President, Regulatory and Clinical Affairs. From 1990 to 1995, Ms. Brown was Vice President, Medical and Regulatory Affairs, of Celtrix Pharmaceuticals ("Celtrix"), a manufacturer of biopharmaceutical products from recombinant proteins. From 1974 to 1990, Ms. Brown held various positions in regulatory, quality assurance and project management at Collagen Corporation ("Collagen"), a manufacturer of collagen-derived medical devices. Her most recent position at Collagen was Program Director, Hard Tissue Projects.

DR. REICH, joined the Company in May 1995 as Vice President, Research and Development. From 1987 to 1995, Dr. Reich held various positions at Chiron Vision, a manufacturer of devices and pharmaceuticals to correct, improve and restore vision, with his most recent position being Vice President, Research and Development. Dr. Reich holds a Ph.D. in Physical Organic Chemistry from Stanford University.

MR. FRIES, joined the Company in March 1997 as Vice President of Operations. From 1992 to 1997, Mr. Fries was a Senior Director at Matrix Pharmaceuticals, where he directed process development, scale up and technology transfer. From 1987 to 1992, Mr. Fries was Director of Process Development and Engineering for Collagen Corporation. Mr. Fries holds a B.S., Chemical Engineering from Rutgers University and a M.S., Chemical Engineering from Lehigh University.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market under the symbol FSON. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

The Company completed an initial public offering of 2,100,000 shares of Common Stock in June 1996. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

Quarterly high and low stock prices are as follows:

Common Stock Price
------------------
Quarter Ended                                     High           Low
-------------                                     ----           ---
June 30, 1996 (from June 7, 1996)                $13.00         $7.375
September 30, 1996                               $10.125        $5.375
December 31, 1996                                $10.125        $4.00

The last closing price of the Common stock, as reported on the Nasdaq National market on March 14, 1997 was $3.6275 per share. As of March 15, 1997 there were approximately 88 record holders of the Common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Report. The selected financial data set forth below with respect to the Company's Statements of Operations for the years ended December 31, 1993, 1994, 1995 and 1996 and for the period October 14, 1992 (date of inceptions) to December 31, 1996 and the balance sheet data as of December 31, 1994, 1995, and 1996 audited financial statements of the Company that have been included elswhere herein and are qualified by reference to such Financial Statements and Notes thereto. The balance sheet data as of December 31, 1993 are derived from audited financial statements not included herein. The historical results are not necessarily indicative of the results of operations to be expected in the future. The selected financial data for October 14, 1992 (date of inception) is derived from unaudited financial statements of the Company included elsewhere herein. These unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the operating results and financial
position for such periods.   The operating results.

                                                                                                            Cumulative
                                                                                                           Period from
                                                                                                         October 14, 1992
                                                             Year ended December 31,                    (Date of Inception)
                                             --------------------------------------------------------     to December 31,
                                                 1996           1995           1994           1993             1996
                                             -----------    -----------    -----------     ---------     ----------------
Statements of Operations Data:
     Net revenues                          $   31,000     $         -    $         -      $       -     $        31,000
     Cost of goods                             196,344              -              -              -             196,344
  Operating Expenses:
     Research and development                4,692,921      2,649,705        755,664        104,566           8,202,856
     Sales and marketing                     1,581,343        142,174         66,518                          1,790,035
     General and administrative              1,426,174        840,990        349,357        102,549           2,719,070
                                           -----------    -----------    -----------      ---------
        Loss from operations                 7,865,782      3,632,869      1,171,539        207,115          12,906,305
  Other income, net                             15,992           (920)        (2,000)                            13,072
  Interest income, net                        (926,185)      (351,236)       (16,246)        (3,901)         (1,297,568)
                                           -----------    -----------    -----------      ---------

        Net loss                           $(6,955,589)   $(3,280,713)   $(1,153,293)     $(203,214)    $(11,623,809.00)
                                           -----------    -----------    -----------      ---------    ----------------
                                           -----------    -----------    -----------      ---------    ----------------
        Net loss per share                 $     (1.45)   $     (1.69)   $     (.059)     $             $         (5.19)

        Shares used in computing net
        loss per share                       4,786,605      1,942,637      1,950,932                          2,235,422

        Pro forma net loss per share       $     (1.13)   $     (0.65)   $     (0.40)     $   (0.29)    $         (2.47)
                                           -----------    -----------    -----------      ---------    ----------------
                                           -----------    -----------    -----------      ---------    ----------------

        Shares used in computing pro
        forma net loss per share              6,163,770      5,023,621      2,877,694        712,282           4,710,591
                                            -----------    -----------    -----------      ---------    ----------------
                                            -----------    -----------    -----------      ---------    ----------------

                                                                                                December 31,
                                                                            1996            1995            1994           1993
                                                                       -------------    ------------    -----------    -----------
Balance Sheet Data:
  Cash, cash equivalents and available-for-sale securities            $  23,485,180    $  5,918,030    $   222,480    $ 1,207,443
  Working capital                                                        22,633,000       5,314,070        (79,985)     1,166,743
  Total assets                                                           25,062,791       6,629,492        436,358      1,216,815
  Long-term debt, including current portion                                 188,889         322,222        200,000              -
  Deficit accumulated during development stage                          (11,592,778)     (4,637,220)    (1,356,507)      (203,214)
  Total stockholders' equity                                             23,742,368       5,768,442        125,928      1,175,315




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

THIS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SUBSECTION ENTITLED "FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF COMMON STOCK" COMMENCING ON PAGE 24.

OVERVIEW

    Since its inception in October 1992, Fusion has been primarily engaged in the research and development of its wound closure products. As of December 31, 1996, the Company had an accumulated deficit of approximately $11.6 million. Operating losses are expected to continue at least through 1999 as the Company continues to expend substantial resources to fund clinical trials in support of regulatory approvals and clearances, research and development, and expansion of its sales and marketing activities.

    The Company commenced clinical trials of its first product, the RapiSeal patch, in the United States in November 1995. In April 1996, the Company filed a 510(k) pre-market notification with the FDA seeking clearance to market RapiSeal in the United States and received such clearance in June 1996. The Company began the recruiting of its direct sales force in the second quarter 1996 and commenced selling of the RapiSeal in the third quarter 1996. The Company recorded revenues of $31,000 for the year ended December 31, 1996. The Company completed the formation of a wholly owned subsidiary, Fusion Medical Technologies, GmbH, headquartered in Munich, Germany. The Company filed an application for CE Mark approval for the sale of RapiSeal in the fourth quarter 1996 and received approval to commence selling throughout Europe in February 1997. The Company expects to generate substantially all of its operating revenue for the next several years from the United States and European sales of its patch product. The Company has also been engaged in research and development of liquid products, and anticipates commencing initial human clinical trials of a liquid product in the second half 1997. In March 1997, the Company filed a 510(k) pre-market notification with the FDA seeking clearance to allow for the use of its electro-cautery accessory, the "SILVER BULLET-TM-", to assist in the application of the RapiSeal using a standard electro-cautery device. There can be no assurance that any addition products of the Company will be cleared or approved for marketing by the appropriate United States or foreign authorities or that such products will achieve market acceptance.

    Future revenues, if any, and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the extent to which the Company's product or products gain market acceptance, the rate at which the Company establishes its distribution network, the timing and size of any distributor purchases, the progress of clinical trials, the introduction of competitive products for wound closure, and actions relating to regulatory and reimbursement matters.

RESULTS OF OPERATIONS

    THE YEARS ENDED DECEMBER 31, 1996 AND 1995

    REVENUES
    The Company recorded revenue of $31,000 and $0 for the years ended December 31, 1996 and 1995, respectively. The Company's sales representatives commenced full-scale selling activities of RapiSeal in October 1996.

    RESEARCH AND DEVELOPMENT
    Research and development expenses were approximately $4.7 million and $2.6 million for the years ended December 31, 1996 and 1995, respectively. The increase was attributable to increased staff and associated personnel costs, related use of supplies and equipment; increased use of consultants for research, regulatory analysis and manufacturing; development of the manufacturing process and facilities; continued development and improvements of the RapiSeal product, design and development of the SilverBullet accessory, and liquid product development. The Company anticipates that costs for research and development of the Fusion flowable-gel and costs associated with the preparation of manufacturing the flowable-gel product for use in clinical trials will increase in 1997 and 1998.

    SALES AND MARKETING
    Sales and marketing expenses were approximately $1.6 million and $142,000 for the years ended December 31, 1996 and 1995, respectively. The increase was attributable to increased staff and personnel costs and related use of supplies and equipment, expanded facilities, and increased costs associated with the development of the RapiSeal selling effort. The Company anticipates that these costs will continue to increase in 1997 and 1998 as the Company continues to build its sales force and marketing staff in connection with the commercialization of its products. The Company expects to add two additional sales representatives in the second quarter 1997, bringing the total number of sales representatives to five, to assist in expanding the Company's selling efforts related to the RapiSeal and the introduction of the SilverBullet accessory.

    GENERAL AND ADMINISTRATIVE
    General and administrative expenses were approximately $1.4 million and $841,000 for the years ended December 31, 1996 and 1995, respectively. The increase was due to an increase in management and administrative staff, related facilities costs, and costs associated with the Company's reporting responsibilities as a public Company. The Company anticipates that these costs will increase marginally in 1997.

    DEFERRED COMPENSATION
    The Company recorded deferred compensation of approximately $1.5 million for the difference between the option exercise price and the deemed fair market value of the Company's Common Stock for options granted in 1996. The deferred compensation is being amortized to operating expenses over four years, the related vesting period of the shares, and will, therefore, continue to have an adverse effect on the Company's results of operations. The Company amortized approximately $378,000 of deferred compensation in the year ended December 31, 1996. The Company estimates the cost of deferred compensation for 1997 to be $350,000, with additional amortized costs continuing in 1998 and 1999, at which time the original $1.5 million in deferred compensation shall have been fully amortized and expensed against earnings or losses.

    INTEREST INCOME
    Interest income was approximately $926,000 and $382,000 for the years ended December 31, 1996 and 1995, respectively. The increase was due primarily to increased balances of cash and cash equivalents resulting from the Company's initial public offering in June 1996. The Company received net offering proceeds of approximately $27.3 million before issuance costs of $2.9 million. The Company makes no predictions concerning the future yield or market performance of the securities in which it invests its excess cash and cash equivalents. Current and former investment performance should not be considered an indicator of future performance and the interest income which might result therefrom.

YEARS ENDED DECEMBER 31, 1995 AND 1994

    REVENUES
    Prior to the year ended December 31, 1996, the Company recorded no revenues.

    RESEARCH AND DEVELOPMENT
    Research and development expenses were approximately $2.6 million and $756,000 for the years ended December 31, 1995 and 1994, respectively. The increase was attributable to the costs of a multi-site clinical trial that began in November 1995, the commencement of research and development of the Fusion liquids, and costs incurred in connection with the preparation for the manufacture of RapiSeal for use in clinical trials.

    SALES AND MARKETING
    Sales and marketing expenses were approximately $142,000 and $67,000 for the years ended December 31, 1995 and 1994, respectively. The increase was attributable to consulting costs and additional management and marketing staff and associated personnel costs.

    GENERAL AND ADMINISTRATIVE
    General and administrative expenses were approximately $841,000 and $349,000 for the years ended December 31, 1995 and 1994, respectively. The increase was due to an increase in management and associated personnel costs.

    INTEREST INCOME
    Interest income was approximately $382,000 and $19,000 for the years ended December 31, 1995 and 1994, respectively. The increase was primarily due to increased balances of cash and cash equivalents resulting from the sale of shares of the Company's Series B Preferred Stock of approximately $8.9 million consummated in January 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's cash expenditures have significantly exceeded its revenues, resulting in an accumulated deficit of approximately $11.6 million at December 31, 1996. The Company has financed its operations primarily through private sales of equity securities and an initial public offering in June 1996 aggregating approximately $34.1 million. See the Company's registration on form SB-2 (No. 333-3970-LA) which became effective June 7, 1996 and the related prospectus contained therein.

    The Company had cash, cash equivalents and available-for-sale securities of approximately $23.5 million, $5.9 million and $222,000 as of December 31, 1996, 1995 and 1994, respectively. The increase in 1996 was due primarily to the Company's sale of 2,100,000 shares of common stock at an initial public offering in June 1996. The Company received net offering proceeds of approximately $24.4. The increase in 1995 as compared to 1994 was primarily due to the sale of Preferred Stock for approximately $8.9 million.

    Cash used by the Company's operations was approximately $6.1 million, $2.9 million and $1.1 million for the years ended December 31, 1996, 1995 and 1994. The increase in cash used in 1996 was due primarily to increased research and development related to RapiSeal and Fusion liquids, capital expenditures, expenses related to the public offering in June 1996, and the development of a direct sales force. The increased cash used in 1995 as compared to 1994 was due primarily to increased research and development expenses. The Company anticipates that it will continue to consume cash in increased amounts as it continues its efforts to develop and commercialize the RapiSeal, SilverBullet and Fusion liquid products.

    In 1994, the Company negotiated a $600,000 line of credit with Imperial Bank. At December 31, 1994, the Company had borrowed $200,000 under this facility. During May 1995, the line of credit was converted into a term loan. The $400,000 term loan is payable in monthly installments through May 1998 bearing interest at the rate of prime plus 1.5% per annum with substantially all of the Company's tangible assets secured as collateral.

    The Company believes that the Company's existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations at least through 1998. However, the Company's future capital requirements will depend on numerous factors, including the successful marketing of RapiSeal and the Fusion liquids, and the extent to which the Company's products achieve market acceptance and demand and other factors. The Company expects to devote substantial capital resources to research and development and increasing the number of sales representatives within its direct sales forces. The timing and amount of such capital requirements cannot be accurately predicted. As such, there can be no assurance that the Company will not be required to raise additional funds in this time frame through public or private financing, strategic partnerships or otherwise. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

    At December 31, 1996, the Company had approximately $1.3 million in federal and $233,000 in state net operating loss carryforwards, which expire in the years 2001 through 2011. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. These annual limitations may result in expirations of net operating losses and research and development credits before they can be fully utilized.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF COMMON STOCK

The following factors represent some of the current challenges to the Company, which create risk and uncertainty. Failure to adequately overcome any of the following changes, either singly or in combination, could have a material adverse effect on the Company's results of operations, business, or financial position.

NEAR-TERM DEPENDENCE UPON RAPISEAL. In June 1996, the Company received clearance from the FDA to market the RapiSeal patch for lung surgery, including lung cancer and lung volume reduction ("LVR") surgeries. The Company anticipates that, for the foreseeable future, it will be substantially dependent on the successful commercialization of this product. The Company would experience a material adverse effect on its business, financial condition and results of operations if the RapiSeal patch were not successfully commercialized.

RISKS ASSOCIATED WITH LVR. To date, a statistically significant body of clinical data does not currently exist from which to draw final conclusions concerning the efficacy and long-term outcomes associated with the LVR procedure. Independent studies of patients who have undergone the LVR procedure reported that patients experienced reduced shortness of breath, improved exercise tolerance and improved quality of life. However, the number of patients who have undergone the LVR procedure in the United States and for whom a clinically acceptable post-operative evaluation period has elapsed is relatively small. As a result, there can be no assurance concerning the safety, effectiveness and long-term outcomes associated with the LVR procedure. The Health Care Financing Administration ("HCFA") has suspended payment for, and is reviewing the appropriate reimbursement, if any, for LVR. In connection with such review, HCFA has announced its intention to collaborate with the National Institutes of Health ("NIH") on a large-scale, multi-center trial to be conducted by the NIH to evaluate the long-term benefits of the LVR procedure for patients with late-stage emphysema. There can be no assurance as to when this trial will be completed or whether the results of the trial will demonstrate the safety or long-term efficacy of LVR. It is not known when HCFA will make a final determination as to reimbursement for LVR, and it may be several years before a determination is made. There can be no assurance that reimbursement for LVR will be reinstated or, if reinstated that HCFA will not impose limitations on reimbursement. The Company believes a significant portion of the candidates for the LVR procedure could be affected by HCFA's determination with respect to reimbursement. Failure to reinstate reimbursement or the imposition of limitations on reimbursement would have a material adverse effect on the Company's business prospects. If reimbursement is not available for LVR procedures, if the LVR procedure is not widely adopted or if RapiSeal cannot be used successfully in LVR procedures, it would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF MARKET ACCEPTANCE. The Company's success will dependent upon the medical community's active sponsorship and ultimate acceptance of the RapiSeal patch and the Fusion liquid products. The Company is unable to predict how quickly, if at all, the medical community will accept its products or, if accepted, the number of products that will be used. Use of the Company's products may require changes in surgical practices, and there can be no assurance that surgeons will be willing to make such changes. To achieve market acceptance of its products, the Company must also demonstrate that it's products offer clinically significant advantages. The Company conducted its multi-center clinical trial of RapiSeal in support of its 510K application in only 26 patients, which may not provide sufficient data to demonstrate clinically significant advantages, if any, to surgeons. Moreover, this limited experience with patients may initially make it difficult for the Company to ascertain those factors most relevant to the surgeon's decision whether to use the Company's products. Air leaks associated with lung resections require the insertion of chest tubes in the patient. While the Company believes that the RapiSeal patch may reduce hospital costs by shortening the duration of patient dependence on chest tubes, RapiSeal will not eliminate the need for chest tubes. In addition, air leaks may occur in the patient after the lung resection procedure, and RapiSeal cannot address such leaks. Failure of the RapiSeal patch and the Fusion liquids to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

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

UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. In the United States, health care providers that purchase medical devices, such as the RapiSeal patch and the Fusion liquids, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or part of the cost of the procedure in which the medical device is being used. The Company's success will be dependent, in part, upon its ability to obtain satisfactory third-party reimbursement from health care payors for surgical procedures that may use RapiSeal and the Fusion liquids. HCFA has suspended payment for, and is reviewing the appropriate reimbursement, if any, for LVR. See "Risks Associated with LVR." The Company anticipates that in a prospective payment system, such as the Diagnostic Related Group System utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedures and that there will not be separate reimbursement for the Company's products. Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of the RapiSeal patch and the Fusion liquids will be required to obtain reimbursement. There can be no assurance that any reimbursement will be sufficient to assure profitability. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

If the Company obtains the necessary foreign regulatory approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems for the Company's products or the procedures in which the products are used. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. The Company intends to seek international reimbursement approvals. There can be no assurance that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

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

DEPENDENCE ON SINGLE SOURCE SUPPLIERS. The Company acquires several components of its products from single source suppliers. Generally, the Company believes that there are alternative suppliers of equivalent materials available, and that the Company could substitute suppliers with minimal regulatory consequences from this substitution. However, there can be no assurance that such substitute suppliers will be available, that such substitutions could be made in a timely manner or on commercially reasonable terms. In the case of collagen, there are only a few suppliers that could meet the Company's requirements. The company currently relies exclusively on one supplier of collagen, Kensey Nash Corporation, and expects to continue to do so through at least the end of 1997. Fusion and this supplier have entered into a long-term supply agreement. However, if this supplier were unable to meet the Company's demands there can be no assurance that the Company would be able to secure alternative sources of collagen to produce sufficient product to meet its customers' needs. A transition to alternate arrangements could involve additional costs and delays in production. There can be no assurance that such transition would be successful in entering into alternate arrangements on commercially reasonable terms if at al. Sterilization of the Company's product is out-sourced to a single vendor. While the Company believes alternative sterilization vendors are readily available, there can be no assurance that such vendors would be available or that such a transition could be made in a timely, cost-effective manner. In the event the Company is not able to acquire sufficient supplies from its current sources or to locate alternate sources on commercially reasonable terms, the Company may not be able to manufacture its products on a timely and cost-competitive basis, or at all, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. The wound closure market is highly competitive, and the Company expects competition in its targeted markets to intensify. The Company expects to encounter direct competition from companies offering pericardial strips, synthetic strips, and synthetic fibrin glues. In addition, several large companies targeting the wound closure market may be developing products that would compete with the Company's products. The Company is also aware of several potential competitors that are working on biological tissue sealants. Many of the competitors or potential competitors have greater name recognition, broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing research and development staffs and facilities than the Company. Broad product lines may give the Company's competitors or potential competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that may compete with the Company's products. By offering a broader product line, these potential competitors may also have a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that increasingly seek to reduce costs through centralization of purchasing functions. There can be no assurance that the Company will be able to effectively compete against such competitors or potential competitors. In addition, there can be no assurance that the Company's current competitors or other companies will not succeed in developing technologies and products that are more effective than the Company's or that would render the Company's technology or products obsolete or uncompetitive.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    This information is incorporated hereby reference to the financial statements listed in Item 14 of Part IV of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                       PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held in June 1996 and the information therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this item is incorporated by reference to the Company's Proxy Statement. Information regarding executive officers is included in Part I hereof under the caption "Executive Officers of the Company" and is hereby incorporated by reference into this Item 10.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Company's Proxy Statement.


                                       Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

         The following documents are filed as part of this Report of Independent Accountants.

(a) 1.   FINANCIAL STATEMENTS
                                                                        PAGE(S)
                                                                        ------
         Report of Independent Accountants.                              F-2
         Balance Sheets, December 31, 1996 and 1995.                     F-3
         Statements of Operations, Years Ended December 31, 1996
         and 1995 and the period from November 1993 (Date of
         Inception) to December 31, 1994.                                F-4

         Statements of Stockholders' Equity (Deficit), Years Ended
         December 31, 1996 and 1995 and period from November 1993
         (Date of Inception to December 31, 1994).                       F-5

         Statements of Cash Flows, Years Ended December 31, 1996
         and 1995 and period from November 1993 (Date of Inception)
         to December 31, 1994.                                           F-6

         Notes to Financial Statements                                F-7 - F-19

    2.   FINANCIAL STATEMENT SCHEDULES
                                                                        PAGE(S)
                                                                        ------

         All schedules are omitted because they are not applicable or the required information is shown in the Financial
         Statements or the notes thereto.

 3.   EXHIBITS

         The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this Report.

(b) REPORTS ON FORM 8-K

         Not applicable.

(c) EXHIBITS

         See Item 14 (a) (3) above.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                          FUSION MEDICAL TECHNOLOGIES, INC.


                                       By:
                                           ------------------------------------
                                           Philip M. Sawyer
                                           President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip M. Sawyer, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   SIGNATURE                            TITLE                         DATE

---------------------------  President, Chief Executive Officer, March 31, 1997
Philip M. Sawyer             Chief Financial Officer and
                             Director (Principal Executive
                             Officer)

--------------------------- Chairman of the Board of Directors March 31, 1997 Gordon W. Russell

---------------------------  Director                            March 31, 1997
Olav B. Bergheim

---------------------------  Director                            March 31, 1997
Vaughn D. Bryson

---------------------------  Director                            March 31, 1997
Douglas E. Kelly, M.D.

---------------------------  Director                            March 31, 1997
Lawrence G. Mohr, Jr.

---------------------------  Director                            March 31, 1997
Richard S. Schneider, Ph.D.

                                  INDEX TO EXHIBITS

EXHIBITS
--------
 3.1*    Certificate of Incorporation of Registrant.

 3.2* Form of Certificate of Amendment of Certificate of Incorporation of Registrant to effect reverse stock split.

 3.3* Form of Restated Certificate of Incorporation of Registrant to become effective at the closing of this offering.

 3.4*    Amended and Restated By-laws of the Registrant.

10.1*    Restated Shareholder Rights Agreement dated as of January 17, 1995.

10.2* 1993 Stock Option Plan, as amended, and form of stock option agreement.

10.3*    1996 Employee Stock Purchase Plan.

10.4*    1996 Director Stock Option Plan, and form of stock option agreement.

10.5*    Form of Director and Officer Indemnification Agreements.

10.6* Lease Agreement dated June 15, 1994 between the Registrant and James R. Benson.

10.9*    Warrant to Purchase Shares of Series A Preferred Stock.

10.10*   Warrant to Purchase Shares of Series B Preferred Stock.

11.1     Computation of Net Loss per Share.

23.1     Consent of Coopers & Lybrand L.L.P., Independent Accountants.

24.1     Power of Attorney (included on page 31)

27       Financial Data Schedule.

* Previously filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-3990-LA), filed with the Securities and Exchange Commission on April 22, 1996.

                            FUSION MEDICAL TECHNOLOGIES, INC.
                             INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Report of Independent Accountants..................................     F-2

Balance Sheets.....................................................     F-3

Statement of Operations ...........................................     F-4

Statement of Stockholders' Equity .................................     F-5

Statement of Cash Flows ...........................................     F-6

Notes to Financial Statements......................................     F-7

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Fusion Medical Technologies, Inc.:

We have audited the accompanying balance sheets of Fusion Medical Technologies, Inc. (a company in the development stage) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and for the cumulative period from October 14, 1992 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fusion Medical Technologies, Inc. (a company in the development stage) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and for the cumulative period from October 14, 1992 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

San Jose, California
March 12, 1997

                      FUSION MEDICAL TECHNOLOGIES, INC.
                    (a company in the development stage)
                  BALANCE SHEETS, December 31, 1996 and 1995


               ASSETS                                             1996                      1995
                                                              -------------             -----------
Current assets:
     Cash and cash equivalents                                $  10,778,423             $  4,381,999
     Available-for-sale securities                               11,145,226                1,536,031
     Accounts receivable                                             22,859                      -
     Inventories                                                     83,201                      -
     Prepaids and other current assets                              307,297                   68,201
                                                              -------------             ------------
          Total current assets                                   22,337,006                5,986,231

Available-for-sale securities                                     1,561,531                      -
Property and equipment, net                                       1,120,572                  610,761
Other assets                                                         43,682                   32,500
                                                              -------------             ------------
               Total assets                                   $  25,062,791             $  6,629,492
                                                              -------------             ------------
                                                              -------------             ------------
               LIABILITIES

Current liabilities:
     Accounts payable                                         $     878,874             $    475,275
     Accrued expenses                                               252,660                   63,553
     Long-term debt, current portion                                133,333                  133,333
                                                              -------------             ------------
               Total current liabilities                          1,264,867                  672,161

Long-term debt, net of current portion                               55,556                  188,889
                                                              -------------             ------------
     Total liabilities                                            1,320,423                  861,050
                                                              -------------             ------------
Commitments (Note 7).

          STOCKHOLDERS' EQUITY

Convertible preferred stock, par value $0.001:
     Authorized:  5,000,000 shares in 1996 and
      15,700,000 shares in 1995;
     Issued and outstanding: none in 1996 and
      7,658,994 shares in 1995                                            -                    7,659
Common stock, par value $0.001:
     Authorized:  50,000,000 shares;
     Issued and outstanding:  6,998,517 shares
      in 1996 and 1,519,575 in 1995                                   6,999                    1,520

Additional paid-in capital                                       36,578,757               10,415,816
Notes receivable from stockholder                                   (48,400)
Deferred compensation                                            (1,191,104)                 (19,333)
Unrealized loss on investments                                      (11,106)
Deficit accumulated during the
 development stage                                              (11,592,778)              (4,637,220)
                                                              -------------             ------------
               Total stockholders' equity                        23,742,368                5,768,442
                                                              -------------             ------------
               Total liabilities and stockholders' equity     $  25,062,791             $  6,629,492
                                                              -------------             ------------
                                                              -------------             ------------

   The accompanying notes are an integral part of these financial statements.

                        FUSION MEDICAL TECHNOLOGIES, INC.
                      (a company in the development stage)
                            STATEMENTS OF OPERATIONS


                                                                                                 Cumulative
                                                                                                Period from
                                                                                                October 14,
                                                                                               1992 (date of
                                                          Year Ended December 31,              inception) to
                                                  ----------------------------------------      December 31,
                                                      1996         1995           1994              1996
                                                  -----------  ------------    -----------    --------------
Net sales                                      $      31,031                                $      31,031
Cost of sales and start-up manufacturing
 costs                                               196,344                                      196,344
                                               -------------                                -------------
     Gross profit (loss)                            (165,313)                                    (165,313)

Operating expenses:
     Research and development                      4,692,921  $   2,649,705  $     755,664      8,202,856
     Sales and marketing                           1,581,343        142,174         66,518      1,790,035
     General and administrative                    1,426,174        840,990        349,357      2,719,070
                                               -------------  -------------  -------------  -------------
          Total operating expenses                 7,700,438      3,632,869      1,171,539     12,711,961
                                               -------------  -------------  -------------  -------------
               Loss from operations               (7,865,751)    (3,632,869)    (1,171,539)   (12,877,274)

Other expense (income)                                     -            920          2,000          2,920
Interest expense                                     (15,992)       (30,750)        (2,915)       (49,657)
Interest income                                      926,185        381,986         19,161      1,331,233
                                               -------------  -------------  -------------  -------------
          Net loss                             $  (6,955,558) $  (3,280,713) $  (1,153,293) $ (11,592,778)
                                               -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------
Net loss per share                             $       (1.45) $       (1.69) $       (0.59) $       (5.19)
                                               -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------
Shares used in computing net loss per share        4,786,605      1,942,637      1,950,932      2,235,422
                                               -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------
Proforma net loss per share                    $       (1.13) $       (0.65)
                                               -------------  -------------
                                               -------------  -------------
Shares used in computing proforma net loss
 per share                                         6,163,770      5,023,621
                                               -------------  -------------
                                               -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                           FUSION MEDICAL TECHNOLOGIES, INC.
                         (a company in the development stage)
                          STATEMENT OF STOCKHOLDERS' EQUITY
              for the period from October 14, 1992 (date of inception) to
                                    December 31, 1996

                                                      Series A Convertible        Series B Convertible
                                                         Preferred Stock             Preferred Stock
                                                    -------------------------   -------------------------
                                                       Shares        Amount        Shares        Amount
                                                    ------------   ----------   ------------   ----------
  Issuance of common stock at $0.0024 per share
    for cash in October 1993
  Issuance of common stock in October 1993 in
    exchange for technology
  Issuance of Series A convertible preferred stock
    at $0.65 per share in November 1993                1,861,542   $   1,861
  Issuance of Series A convertible preferred stock
    in November 1993 in exchange for cancellation
    of note payable                                      253,846         254
  Net loss
                                                    ------------   ----------
Balances, December 31, 1993                            2,115,388       2,115
  Issuance of Series A convertible preferred stock
    during March 1994 at $0.65 per share                 153,847         154
  Common stock repurchased and canceled
  Issuance of common stock upon exercise of stock
    options
  Net loss
                                                    ------------   ----------
Balances, December 31, 1994                            2,269,235       2,269
  Issuance of Series B convertible preferred stock
    during January 1995 at $1.66 per share, net of
    offering costs of $32,645                                                      5,389,759   $   5,390
  Issuance of common stock upon exercise of stock
    options
  Deferred compensation related to issuance of
    common stock and grants of stock options
  Amortization of deferred compensation
  Net loss
                                                    ------------   ----------
Balances, December 31, 1995                            2,269,235       2,269       5,389,759       5,390
  Issuance of common stock:
    Upon exercise of stock options
    In exchange for notes receivable
    From initial public offering in June 1996, net
      of issuance costs of $2,881,488
    Upon exercise of warrants
    Under employee stock purchase plan
  Conversion of preferred stock in connection with
    initial public offering                           (2,269,235)     (2,269)     (5,389,759)     (5,390)
  Unrealized loss on investments
  Deferred compensation related to issuance of
    common stock and grants of stock options
  Amortization of deferred compensation
  Net loss
                                                    ------------   ----------   ------------   ----------
Balances, December 31, 1996                                    -   $       -               -   $       -
                                                    ------------   ----------   ------------   ----------
                                                    ------------   ----------   ------------   ----------


                                                                                                    Notes
                                                         Common Stock            Additional      Receivable
                                                    -------------------------      Paid-In          From
                                                       Shares        Amount        Capital       Shareholder
                                                    ------------   ----------   -------------   -------------
  Issuance of common stock at $0.0024 per share
    for cash in October 1993                             621,248   $     621    $         879
  Issuance of common stock in October 1993 in
    exchange for technology                              878,210         878            1,242
  Issuance of Series A convertible preferred stock
    at $0.65 per share in November 1993                                             1,208,048
  Issuance of Series A convertible preferred stock
    in November 1993 in exchange for cancellation
    of note payable                                                                   164,746
  Net loss
                                                    ------------   ----------   -------------
Balances, December 31, 1993                            1,499,458       1,499        1,374,915
  Issuance of Series A convertible preferred stock
    during March 1994 at $0.65 per share                                               99,847
  Common stock repurchased and canceled                  (28,997)        (29)             (41)
  Issuance of common stock upon exercise of stock
    options                                               47,638          48            3,927
  Net loss
                                                    ------------   ----------   -------------
Balances, December 31, 1994                            1,518,099       1,518        1,478,648
  Issuance of Series B convertible preferred stock
    during January 1995 at $1.66 per share, net of
    offering costs of $32,645                                                       8,908,964
  Issuance of common stock upon exercise of stock
    options                                                1,476           2              229
  Deferred compensation related to issuance of
    common stock and grants of stock options                                           27,975
  Amortization of deferred compensation
  Net loss
                                                    ------------   ----------   -------------
Balances, December 31, 1995                            1,519,575       1,520       10,415,816
  Issuance of common stock:
    Upon exercise of stock options                       122,966         123           33,141
    In exchange for notes receivable                      40,000          40           48,360   $    (48,400)
    From initial public offering in June 1996, net
      of issuance costs of $2,881,488                  2,100,000       2,100       24,416,412
    Upon exercise of warrants                             25,810          26           40,473
    Under employee stock purchase plan                    17,427          17           70,344
  Conversion of preferred stock in connection with
    initial public offering                            3,172,739       3,173            4,486
  Unrealized loss on investments
  Deferred compensation related to issuance of
    common stock and grants of stock options                                        1,549,725
  Amortization of deferred compensation
  Net loss
                                                    ------------   ----------   -------------   -------------
Balances, December 31, 1996                            6,998,517   $   6,999    $  36,578,757   $    (48,400)
                                                    ------------   ----------   -------------   -------------
                                                    ------------   ----------   -------------   -------------


                                                                                     Deficit
                                                                                   Accumulated
                                                                     Unrealized     During the
                                                      Deferred        Loss on      Development
                                                    Compensation    Investments       Stage           Total
                                                    -------------   ------------   ------------   -------------
  Issuance of common stock at $0.0024 per share
    for cash in October 1993                                                                      $       1,500
  Issuance of common stock in October 1993 in
    exchange for technology                                                                               2,120
  Issuance of Series A convertible preferred stock
    at $0.65 per share in November 1993                                                               1,209,909
  Issuance of Series A convertible preferred stock
    in November 1993 in exchange for cancellation
    of note payable                                                                                     165,000
  Net loss                                                                         $  (203,214)        (203,214)
                                                                                   ------------   -------------
Balances, December 31, 1993                                                           (203,214)       1,175,315
  Issuance of Series A convertible preferred stock
    during March 1994 at $0.65 per share                                                                100,001
  Common stock repurchased and canceled                                                                     (70)
  Issuance of common stock upon exercise of stock
    options                                                                                               3,975
  Net loss                                                                          (1,153,293)      (1,153,293)
                                                                                   ------------   -------------
Balances, December 31, 1994                                                         (1,356,507)         125,928
  Issuance of Series B convertible preferred stock
    during January 1995 at $1.66 per share, net of
    offering costs of $32,645                                                                         8,914,354
  Issuance of common stock upon exercise of stock
    options                                                                                                 231
  Deferred compensation related to issuance of
    common stock and grants of stock options        $    (27,975)                                             -
  Amortization of deferred compensation                    8,642                                          8,642
  Net loss                                                                          (3,280,713)      (3,280,713)
                                                                                   ------------   -------------
Balances, December 31, 1995                              (19,333)                   (4,637,220)       5,768,442
  Issuance of common stock:
    Upon exercise of stock options                                                                       33,264
    In exchange for notes receivable                                                                          -
    From initial public offering in June 1996, net
      of issuance costs of $2,881,488                                                                24,418,512
    Upon exercise of warrants                                                                            40,499
    Under employee stock purchase plan                                                                   70,361
  Conversion of preferred stock in connection with
    initial public offering                                                                                   -
  Unrealized loss on investments                                    $   (11,106)                        (11,106)
  Deferred compensation related to issuance of
    common stock and grants of stock options          (1,549,725)                                             -
  Amortization of deferred compensation                  377,954                                        377,954
  Net loss                                                                          (6,955,558)      (6,955,558)
                                                    -------------   ------------   ------------   -------------
Balances, December 31, 1996                         $ (1,191,104)   $   (11,106)   $(11,592,778)  $  23,742,368
                                                    -------------   ------------   ------------   -------------
                                                    -------------   ------------   ------------   -------------

   The accompanying notes are an integral part of these financial statements.

                        FUSION MEDICAL TECHNOLOGIES, INC.
                      (a company in the development stage)
                            STATEMENTS OF CASH FLOWS

                                                                                                                Cumulative
                                                                                                               Period from
                                                                                                                October 14,
                                                                                                               1992 (date of
                                                                        Year Ended December 31,                inception) to
                                                           ---------------------------------------------        December 31,
                                                                  1996            1995           1994               1996
                                                           -------------    -------------   -------------    ---------------
Cash flows from operating activities:
  Net loss                                                 $  (6,955,558)   $  (3,280,713)  $  (1,153,293)   $  (11,592,778)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                               259,151          104,714          17,355           382,284
     Amortization of deferred compensation                       377,954            8,642                           386,596
     Accretion of available-for-sale securities                 (379,900)                                          (379,900)
     Write-off of acquired in-process research
      and development                                                                                                 2,120
     Changes in assets and liabilities:
        Accounts receivable                                      (22,859)                                           (22,859)
        Inventories                                              (83,201)                                           (83,201)
        Prepaids and other current assets                       (239,096)         (60,236)         (7,163)         (307,297)
        Other assets                                             (11,182)           1,436         (32,443)          (43,682)
        Accounts payable                                         403,599          273,641          94,310           878,874
        Accrued expenses                                         189,107           47,433         (25,380)          252,660
                                                           -------------      -----------    ------------      ------------
          Net cash used in operating activities               (6,461,985)      (2,905,083)     (1,106,614)      (10,527,183)
                                                           -------------      -----------    ------------      ------------
Cash flows from investing activities:
  Acquisition of property and equipment                         (768,962)        (436,174)       (182,255)       (1,502,856)
  Purchases of  available-for-sale securities                (77,975,121)      (2,491,116)                      (80,466,237)
  Sales of available-for-sale securities                      67,173,189          955,085                        68,128,274
                                                           -------------      -----------    ------------      ------------
          Net cash used in investing activities              (11,570,894)      (1,972,205)       (182,255)      (13,840,819)
                                                           -------------      -----------    ------------      ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock,
   net of issuance costs                                      24,562,636              231           3,975        24,568,342
  Proceeds from issuance of preferred stock,
   net of issuance costs                                                        8,914,354         100,001        10,224,264
  Repurchase of common stock                                                                          (70)              (70)
  Proceeds from notes payable                                                                                       165,000
  Proceeds of note payable                                                        200,000                           200,000
  Repayment of notes payable                                    (133,333)         (77,778)                         (211,111)
  Proceeds from bank line of credit                                                               200,000           200,000
                                                           -------------      -----------    ------------      ------------
          Net cash provided by financing activities           24,429,303        9,036,807         303,906        35,146,425
                                                           -------------      -----------    ------------      ------------
Net increase in cash and cash equivalents                      6,396,424        4,159,519        (984,963)       10,778,423

Cash and cash equivalents, beginning of period                 4,381,999          222,480       1,207,443               -
                                                           -------------      -----------    ------------      ------------
Cash and cash equivalents, end of period                   $  10,778,423      $ 4,381,999    $    222,480      $ 10,778,423
                                                           -------------      -----------    ------------      ------------
                                                           -------------      -----------    ------------      ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                  $      15,992      $    28,889    $      1,131      $     46,012
                                                           -------------      -----------    ------------      ------------
                                                           -------------      -----------    ------------      ------------
   Cash paid for taxes                                     $         800      $       800    $          -      $      3,200
                                                           -------------      -----------    ------------      ------------
                                                           -------------      -----------    ------------      ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Capital expenditures accrued but not paid                                  $   107,324                      $    107,324
                                                                              -----------                      ------------
                                                                              -----------                      ------------
   Issuance of common stock in exchange for technology                                                         $      2,120
                                                                                                               ------------
                                                                                                               ------------
   Issuance of preferred stock for repayment of notes
    payable                                                                                                    $    165,000
                                                                                                               ------------
                                                                                                               ------------
   Issuance of common stock in exchange for notes
    receivable                                             $      48,400                                       $     48,400
                                                           -------------                                       ------------
                                                           -------------                                       ------------
   Conversion of bank line of credit into bank term
    loan                                                                      $   200,000                      $    200,000
                                                                              -----------                      ------------
                                                                              -----------                      ------------
   Conversion of preferred stock to common stock in
    connection with the Company's initial public offering
    in June 1996                                           $   1,477,031                                       $  1,477,031
                                                           -------------                                       ------------
                                                           -------------                                       ------------

   The accompanying notes are an integral part of these financial statements.

                            FUSION MEDICAL TECHNOLOGIES, INC.
                          (a company in the development stage)
                             NOTES TO FINANCIAL STATEMENTS


1.  FORMATION AND BUSINESS OF THE COMPANY:

Fusion Medical Technologies, Inc. (the Company) was incorporated in the State of Delaware on October 14, 1992 to develop, manufacture and market products for wound closures and began operations during 1993. The Company is in the development stage and, since its inception, has devoted substantially all of its efforts to developing products, raising capital and recruiting personnel.

The Company sold 2,100,000 shares of common stock at $13.00 per share through an initial public offering in June 1996. Net proceeds (after underwriter's commissions and fees along with other costs associated with the offering) totaled $24,418,512. Upon completion of the offering, all outstanding shares of preferred stock (a total of 7,658,994 shares) were converted into shares of common stock on a one-for-one basis.

In the course of its development, the Company has sustained operating losses and expects such losses to continue through at least December 31, 1998. The Company will finance its operations primarily through its cash, cash equivalents and available-for-sale securities together with future revenues from product sales. There can be no assurance that the Company will not require additional funding and should this prove necessary, the Company may sell additional shares of its common stock or preferred stock through private placement or further public offerings.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

STOCK SPLIT:

In May 1996, the Company effected a 1-for-2.414 reverse split of the Company's common stock and a corresponding change in the preferred stock conversion rates. All common shares and per share amounts in these financial statements have been adjusted retroactively to give effect to the split.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                            FUSION MEDICAL TECHNOLOGIES, INC.
                          (a company in the development stage)
                        NOTES TO FINANCIAL STATEMENTS, Continued


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

CASH AND CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

The Company has classified its investments as "available-for-sale." Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "investment income." The cost of securities sold is based upon the specific identification method.

INVENTORIES:

Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market value.

DEPRECIATION AND AMORTIZATION:

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated lives of three to five years. Maintenance and repairs are charged to operations as incurred. Leasehold improvements are amortized over their estimated useful lives, or the lease term, if shorter.

REVENUE RECOGNITION:

The Company recognizes revenue upon shipment of product to the customer, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding.

RESEARCH AND DEVELOPMENT EXPENDITURES:

Research and development expenditures are expensed as incurred.


                                 Continued
                                    F-8

                            FUSION MEDICAL TECHNOLOGIES, INC.
                          (a company in the development stage)
                        NOTES TO FINANCIAL STATEMENTS, Continued


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

INCOME TAXES:

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

CONCENTRATION OF CREDIT RISK:

The company's cash, cash equivalents and available-for-sale securities are maintained at three financial institutions. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

For accounts receivable, management of the Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts. As of December 31, 1996, four customers accounted for 62% of gross accounts receivable.

RISKS AND UNCERTAINTIES:

The Company's products require approvals from the Food and Drug Administration (FDA) and international regulatory agencies prior to the commencement of commercialized sales. There can be no assurance that the Company's products will receive the required approvals. If the Company was denied such approvals, or such approvals were delayed, it would have a materially adverse impact on the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company's notes payable approximate fair value.


                                 Continued
                                    F-9

                            FUSION MEDICAL TECHNOLOGIES, INC.
                          (a company in the development stage)
                        NOTES TO FINANCIAL STATEMENTS, Continued


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

NET LOSS PER SHARE:

The net loss per share, on a historical basis, is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and preferred stock are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued at prices below the initial public offering price during the twelve months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods prior to the initial filing date (using the treasury stock method and the initial public offering price).

PROFORMA NET LOSS PER SHARE:

The pro forma calculation of net loss per share has been computed as described above but also gives retroactive effect from the date of issuance to the conversion of the convertible preferred stock which automatically converted to common shares upon the closing of the Company's initial public offering.

3.  AVAILABLE-FOR-SALE SECURITIES:

The following summarizes the Company's available-for-sale securities:

                                                      Unrealized    Accrued      Estimated
                                           Cost          Loss       Interest     Fair Value
                                       ------------   ---------    ----------   ------------
     December 31, 1996:
         Corporate Bonds               $ 12,717,863   $ (11,106)   $       -    $ 12,706,757
                                       ------------   ---------    ---------    ------------
                                       ------------   ---------    ---------    ------------
     December 31, 1995:
         U.S. Government Securities    $  1,495,931   $       -    $  40,082    $  1,536,013
                                       ------------   ---------    ---------    ------------
                                       ------------   ---------    ---------    ------------


                                  Continued
                                    F-10

                            FUSION MEDICAL TECHNOLOGIES, INC.
                          (a company in the development stage)
                        NOTES TO FINANCIAL STATEMENTS, Continued


3.  AVAILABLE-FOR-SALE SECURITIES,  Continued:

Maturities of debt securities at December 31, 1996 are as follows:

                                                  Amortized           Market
                                                     Cost              Value
                                                  ----------          ------
Less than one year                              $  11,148,538     $  11,145,226
Due in one to two years                             1,569,325         1,561,531
                                                -------------     -------------
                                                $  12,717,863     $  12,706,757
                                                -------------     -------------
                                                -------------     -------------

4.  INVENTORIES:

Inventories at December 31, 1996 comprise:

Work in progress                                                      $  17,801
Finished goods                                                           65,400
                                                                  -------------
                                                                      $  83,201
                                                                  -------------
                                                                  -------------

5.  PROPERTY AND EQUIPMENT:

Property and equipment comprise:

                                                            December 31,
                                                   ----------------------------
                                                       1996              1995
                                                   ----------        ----------
Computer equipment                                 $  273,341        $  139,926
Office furniture and equipment                        203,523            83,950
Machinery and equipment                               804,075           407,955
Leasehold improvements                                221,917           102,063
                                                -------------     -------------
                                                    1,502,856           733,894
Less accumulated depreciation and
 amortization                                        (382,284)         (123,133)
                                                -------------     -------------
                                                 $  1,120,572        $  610,761
                                                -------------     -------------
                                                -------------     -------------


                                 Continued
                                    F-11

                            FUSION MEDICAL TECHNOLOGIES, INC.
                          (a company in the development stage)
                        NOTES TO FINANCIAL STATEMENTS, Continued


6.  DEBT:

During May 1995, the Company's $600,000 line of credit was converted into a term loan. The $400,000 term loan is payable in monthly installments bearing interest at the rate of prime plus 1.5% per annum (8.25% at December 31, 1996). The term loan is collateralized by substantially all of the Company's assets. The debt agreement contains covenants relating to minimum tangible net worth and cash balances, dividend limitations and other financial restrictions.

Minimum payments under the term loan are as follows:

     1997                       $  133,333
     1998                           55,556
                                ----------
                                   188,889
     Less current portion         (133,333)
                                ----------
                                 $  55,556
                                ----------
                                ----------

7.  COMMITMENTS:

The Company leases office, laboratory and manufacturing space under operating leases expiring in June 1998 through October 1999. The lease also requires the Company to pay property taxes, insurance and ordinary maintenance and repairs. Rent expense for the years ended December 31, 1996, 1995 and 1994 and the cumulative period from October 14, 1992 (date of inception) through December 31, 1996 was approximately $244,000, $134,000, $55,000 and $435,000, respectively.

Minimum future lease payments under these lease agreements at December 31, 1996 are as follows:

     1997                       $  362,553
     1998                          379,875
     1999                          151,597
                                ----------
                                $  894,025
                                ----------
                                ----------


                                  Continued
                                    F-12

                            FUSION MEDICAL TECHNOLOGIES, INC.
                          (a company in the development stage)
                        NOTES TO FINANCIAL STATEMENTS, Continued


8.  CONTINGENCY:

The Company, two of its founders, and another party were sued in May 1996 in California Superior Court by an individual stockholder and former marketing consultant of the Company alleging an additional ownership interest in the Company. The suit sought unspecified damages as well as the rescission of a stock purchase agreement and a consulting agreement entered into by the Company and the individual.

In February 1997, both parties to the suit agreed to a settlement with prejudice. At December 31, 1996, the Company had adequately reserved for the anticipated liability.

9.  STOCKHOLDERS' EQUITY:

PREFERRED STOCK:

Under the Company's Restated Articles of Incorporation, the Company's preferred stock is issuable in series. As of December 31, 1996, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued or outstanding. The previously outstanding stock was converted into common stock in connection with the Company's initial public offering in June 1996.

WARRANTS:

During September 1994, in connection with the issuance of a note payable, the Company issued a warrant to purchase 20,000 shares of Series B preferred stock at an exercise price of $1.66. Upon the close of the Company's initial public offering and conversion of the Company's previously outstanding preferred stock into common stock, the warrant became exercisable for 8,285 shares of common stock at an exercise price of $4.80 per share. As of December 31, 1996, the warrant is exercisable and expires on September 15, 1999.

In connection with the Company's initial public offering, warrants to purchase 62,307 shares of Series A preferred stock were converted into 25,810 shares of common stock and exercised upon close of the initial public offering at an exercise price of $40,499.


                                 Continued
                                    F-13

                            FUSION MEDICAL TECHNOLOGIES, INC.
                          (a company in the development stage)
                        NOTES TO FINANCIAL STATEMENTS, Continued


9.  STOCKHOLDERS' EQUITY, continued:

STOCK OPTION PLAN:

In November 1993, the Company established the 1993 Stock Option Plan (the
Plan), which provides for both incentive stock options (ISOs) and nonqualified stock options (NSOs) to be granted to employees and consultants. All NSOs allow for the purchase of common stock at prices not less than 85% of the fair market value as determined by the Board of Directors at the date of grant. ISOs allow for the purchase of common stock at prices not less than 100% of the fair market value as determined by the Board of Directors at the date of grant. If at the time the Company grants an option the optionee owns more than 10% of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value and the term of the options shall be five years from the date of grant. All options must be exercised within ten years from the date of grant. Options vest as determined by the Board of Directors, generally over four years. In the event that options are exercised prior to vesting, upon termination of service, the Company has the right to repurchase the issued common stock at the original issuance price. Shares are released from the Company's repurchase option over periods consistent with the original options' vesting period. As of December 31, 1996, no shares were subject to repurchase.


                                  Continued
                                     F-14

                            FUSION MEDICAL TECHNOLOGIES, INC.
                          (a company in the development stage)
                        NOTES TO FINANCIAL STATEMENTS, Continued


9.  STOCKHOLDERS' EQUITY, continued:

STOCK OPTION PLAN, continued:

Activity under the Plan is as follows:

                                                                              Outstanding Options
                                                   Shares        ------------------------------------------
                                                  Available           Number       Price Per
                                                  for Grant         of Shares        Share         Total
                                                 -----------       -----------    -----------     --------
    Options reserved at Plan inception              545,982
    Options granted                                 (41,425)           41,425            $0.07     $  3,000
                                                  ---------        ----------                    ----------
Balances, December 31, 1993                          504,557           41,425            $0.07        3,000
     Options granted                                (148,476)         148,475            $0.16       23,297
     Options exercised                                                (47,638)     $0.07-$0.16        3,975
     Options canceled                                 22,784          (22,784)           $0.16       (3,575)
                                                  ---------        ----------                    ----------
Balances, December 31, 1994                          378,865          119,478            $0.16       26,697
     Additional shares authorized by the Plan        207,125
     Options granted                                (295,567)         295,567            $0.41      121,295
     Options canceled                                  1,838           (1,838)     $0.16-$0.41         (498)
     Options exercised                                                 (1,476)           $0.16          231
                                                  ---------        ----------                    ----------
Balances, December 31, 1995                          292,261          411,731      $0.16-$0.41      147,725
     Additional shares authorized by the Plan        557,385
     Options granted                                (438,223)         438,223     $0.41-$11.50      946,962
     Options canceled                                108,966         (108,966)     $0.16-$8.00     (360,120)
     Options exercised                                               (122,966)     $0.16-$2.41      (33,264)
                                                  ---------        ----------                    ----------
Balances, December 31, 1996                          520,389          618,022     $0.16-$11.50   $  701,303
                                                  ---------        ----------                    ----------
                                                  ---------        ----------                    ----------

At December 31, 1996, options to purchase 155,412 shares of common stock were exercisable.

DIRECTOR OPTION PLAN:

In May 1996, the Company approved the Director Option Plan and reserved 120,000 shares of common stock for issuance. No options to purchase shares of the Company's common stock were granted during fiscal 1996.

EMPLOYEE STOCK PURCHASE PLAN:

In May 1996, the Company approved the Employee Stock Purchase Plan and reserved 280,000 shares of common stock for issuance. As of December 31, 1996, 17,427 shares of common stock had been purchased under this plan at $4.0375 per share.


                                 Continued
                                   F-15

                            FUSION MEDICAL TECHNOLOGIES, INC.
                          (a company in the development stage)
                        NOTES TO FINANCIAL STATEMENTS, Continued


9.  STOCKHOLDERS' EQUITY, continued:

STOCK-BASED COMPENSATION:

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Had compensation cost for the 1993 Plan, the Director Option Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                                  1996           1995
                                             ------------   ------------
     Net loss - as reported                  $  6,955,558   $  3,280,713
                                             ------------   ------------
                                             ------------   ------------
     Net loss - pro forma                    $  6,989,519   $  3,289,502
                                             ------------   ------------
                                             ------------   ------------
     Net loss per share - as reported             $  1.45        $  1.69
                                             ------------   ------------
                                             ------------   ------------
     Net loss per share - pro forma               $  1.46        $  1.69
                                             ------------   ------------
                                             ------------   ------------

The fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following weighted average assumptions:

     Risk-free interest rate               5.49%-7.40%
     Expected life                             4 years
     Expected dividends                              -
     Expected volatility                  0.00%-79.52%

The effects of applying SFAS 123 for providing pro forma disclosures for 1996 and 1995 are not likely to be representative of the effects on reported net loss and net loss per share for future years, because options vest over several years and additional awards generally are made for each year.


                                 Continued
                                    F-16

                            FUSION MEDICAL TECHNOLOGIES, INC.
                          (a company in the development stage)
                        NOTES TO FINANCIAL STATEMENTS, Continued


9.  STOCKHOLDERS' EQUITY, continued:

STOCK-BASED COMPENSATION, continued:

The options outstanding and currently exercisable by exercise price at December 31, 1996 are as follows:


             Options Outstanding                              Options Currently Exercisable
    -------------------------------------------      ---------------------------------------------
                                     Weighted
                                      Average           Weighted                        Weighted
                                     Remaining          Average                         Average
    Exercise          Number        Contractual         Exercise        Number          Exercise
      Price         Outstanding        Life              Price        Exercisable         Price
    ---------      ------------     -----------       -----------   --------------    ------------
      $0.16           64,069            7.51             $0.16           29,080           $0.16
      $0.41          311,786            8.39             $0.41          125,815           $0.41
      $1.00           25,924            9.28             $1.00                -               -
      $1.21          125,700            9.14             $1.21                -               -
      $2.41           31,793            9.07             $2.41             517            $2.41
      $5.00           53,050            9.74             $5.00                -               -
      $6.00            1,800            9.40             $6.00                -               -
      $7.06              250            9.49             $7.06                -               -
      $7.25            1,400            9.52             $7.25                -               -
      $7.38            1,000            9.54             $7.38                -               -
      $7.75              250            9.56             $7.75                -               -
     $11.50            1,000            9.46            $11.50                -               -

The difference between the exercise price and fair market value of the Company's common stock at the date of issue of the stock options, totaling $1,577,700 has been recorded as deferred compensation as a component of stockholders' equity. Of this amount $386,596 of compensation expense has been recognized as an expense through December 31, 1996. The remaining $1,191,104 will be recognized as an expense as the shares and options vest over a period of up to four years.

10.  EMPLOYEE BENEFIT PLAN:

During 1995, the Company established a Retirement Savings and Investment Plan (the 401(k) Plan) under which employees may defer a portion of their salary up to the maximum allowed under IRS rules. The Company has the discretion to make contributions to the 401(k) Plan. To date, the Company has not made any contributions to the 401(k) Plan.


                                  Continued
                                    F-17

                            FUSION MEDICAL TECHNOLOGIES, INC.
                          (a company in the development stage)
                        NOTES TO FINANCIAL STATEMENTS, Continued


11.  RELATED PARTIES:

In November 1993, the Company entered into a consulting agreement with an individual who serves on the Company's Scientific Advisory Board. The individual was contracted to be available for medical and clinical consultations up to ten days per month. The contract is renewable in annual terms and can be terminated by either party with thirty days notice. Under this agreement, the individual receives $4,500 plus expenses per month. Consulting fees paid to this individual for the years ended December 31, 1996, 1995 and 1994 and for the cumulative period from October 14, 1992 (date of inception) through December 31, 1996 were $54,000, $54,000, $54,000 and $166,500 (includes expenses for all years), respectively.

In November 1993, the Company entered into a consulting agreement with an individual who serves on the Company's Scientific Advisory Board. The individual was contracted to be available for medical and clinical consultations up to 30 hours per month. The agreement automatically renews in two year periods and can be terminated by either party with thirty days notice. In connection with this agreement in November 1993, the individual purchased 57,995 shares of common stock at a purchase price of $0.0024 per share which were subject to a repurchase option of the Company with shares being released from the Company's repurchase option based on specific milestones as defined by the Board of Directors. In June 1994, 28,997 of such shares were repurchased and canceled by the Company based on the terms of the stock purchase agreement. Consulting fees paid to this individual for the years ended December 31, 1996, 1995 and 1994, and for the cumulative period from October 14, 1992 (date of inception) to December 31, 1996 were none, $12,289, $7,497 and $19,786, respectively.

                                    Continued
                                      F-18

                            FUSION MEDICAL TECHNOLOGIES, INC.
                          (a company in the development stage)
                        NOTES TO FINANCIAL STATEMENTS, Continued


12.  INCOME TAXES:

The tax effects of the significant temporary differences which comprise deferred tax assets (liabilities) at December 31 are as follows:

                                                               1996           1995
                                                            ----------     ----------
Capitalized start-up and research and development costs    $ 3,046,000    $ 1,433,000
Research and development credit                                290,000        140,000
Depreciation                                                   (39,000)       (27,000)
Net operating loss carryforwards                             1,477,000        431,000
Other accrued expenses                                          82,000          9,000
                                                           -----------    -----------
Net deferred tax asset                                       4,856,000      1,986,000
Less valuation allowance                                    (4,856,000)    (1,986,000)
                                                           -----------    -----------
Net deferred asset                                         $         -    $         -
                                                           -----------    -----------
                                                           -----------    -----------

The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that a benefit can not be realized in the future due to the Company's recurring operating losses.

The Company had federal and state net operating loss carryforwards of approximately $1,254,000 and $233,000, respectively, at December 31, 1996, available to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire in 2001 through 2011, if not utilized.

The Company has federal and state research and development credit carryforwards of $164,000 and $126,000, respectively, expiring in the years 2009 through 2011, respectively, if not utilized.

For federal and state tax purposes, a portion of the Company's net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax law.