Form 10-Q
period 1997-03-31
FUSION MEDICAL TECHNOLOGIES INC
filed 1997-05-15
CIK 1013466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                    FORM 10-Q

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997




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


                        (Item 1)   {  X  }  Yes  {         } No
                        (Item 2)   {  X  }  Yes  {         } No

THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, WAS 7,059,823 AS OF MARCH 31, 1997.

                        FUSION MEDICAL TECHNOLOGIES, INC.

                                      INDEX



PART I:  FINANCIAL INFORMATION

Item 1.  Condensed financial statements - unaudited

         Condensed statements of operations - three months ended March 31, 1997 and 1996

         Condensed balance sheets - March 31, 1997 and December 31, 1996

         Condensed statements of cash flows - three months ended March 31, 1997 and 1996

         Notes to condensed consolidated financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations



PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 5.  Exhibits and Reports on Form 8-K

         Signatures

Part I:  Financial Statements

                        FUSION MEDICAL TECHNOLOGIES, INC.
                       (A Company in the Development Stage)
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (In Thousands)



                                       Three Months Ended     Three Months Ended
                                            March 31,              March 31,
                                              1997                   1996
                                          (unaudited)             (unaudited)
                                       ------------------     ------------------

Revenues................................    $    50                $     -
                                            -------                -------
Operating Expenses
  Cost of goods.........................        158                      -
  Research and development..............      1,241                  1,063
  Marketing, general and administrative       1,044                    554
                                            -------                -------
    Total operating expenses                  2,443                  1,617
                                            -------                -------
Operating Loss..........................    $(2,393)               $(1,617)
                                            -------                -------
                                            -------                -------

Interest Income.........................        327                     59
Other Expense...........................        (24)                    (1)
                                            -------                -------
Net loss................................    $(2,090)               $(1,559)
                                            -------                -------
                                            -------                -------

Net Loss Per Share                          $ (0.30)               $ (0.80)
                                            -------                -------
                                            -------                -------

Shares used in computing net loss
per share..............................       7,025                  1,943


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

                        FUSION MEDICAL TECHNOLOGIES, INC.
                       (A Company in the Development Stage)
                             CONDENSED BALANCE SHEETS
                                  (In Thousands)


                                                     March 31,      December 31,
                                                       1997             1996
                                                    (unaudited)
                                                    -----------     ------------

                               ASSETS
Current assets:
  Cash and cash equivalents                          $ 13,378          $ 10,778
  Available-for-sale securities                         6,065            11,145
  Other Assets                                            511               414
                                                     --------          --------
    Total Current Assets                               19,954            22,337
  Long Term Assets                                      2,824             2,726
                                                     --------          --------
    Total Assets                                     $ 22,778          $ 25,063
                                                     --------          --------
                                                     --------          --------

               LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities                                $    958          $  1,265
  Long-term Obligations                                    56                56
                                                     --------          --------
    Total Liabilities                                   1,014             1,321

  Common stock and other stockholders' equity          35,447            35,335
  Deficit accumulated during the development stage    (13,683)          (11,593)
                                                     --------          --------
  Total Stockholders' Equity                           21,764            23,742
                                                     --------          --------
    Total Liabilities and Stockholders' Equity       $ 22,778          $ 25,063
                                                     --------          --------
                                                     --------          --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

                        FUSION MEDICAL TECHNOLOGIES, INC.
                       (A Company in the Development Stage)
                             STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                                      -----------    -----------
                                                       March 31,      March 31,
                                                         1997           1996
                                                      (unaudited)    (unaudited)
                                                      -----------    -----------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

  Net loss                                              $ (2,090)      $ (1,559)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                              101             46
  Amortization of deferred compensation                       94             94
  Change in assets and liabilities:
    Accounts receivable                                     (115)             -
    Prepaids and other current assets                        187             27
    Accounts payable                                         126            147
    Accrued expenses                                        (398)            (1)
                                                        --------       --------
Net cash used in operating activities                     (2,095)        (1,246)
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                     (199)          (190)
  Purchases of short-term investments                    (14,294)             -
  Sales of short-term investments                         19,172            489
                                                            -
                                                        --------       --------
Net cash provided by investing activities                  4,679            299
                                                        --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                      49             16
  Repayment of notes payable                                 (33)           (33)
                                                        --------       --------
Net cash provided (used) by financing activities              16            (17)
                                                        --------       --------

Net increase (decrease) in cash and cash
equivalents                                                2,600           (964)

Cash and cash equivalents, beginning of period            10,778          4,382
                                                        --------       --------

Cash and cash equivalents, end of period                $ 13,378       $  3,418
                                                        --------       --------
                                                        --------       --------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       5              8
                                                        --------       --------
                                                        --------       --------
  Cash paid for taxes                                         19              -
                                                        --------       --------
                                                        --------       --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

                        FUSION MEDICAL TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying condensed financial statements of Fusion Medical Technologies, Inc. (the "Company" or "Fusion") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1997, and the statements of operations for the three month periods ended March 31, 1997, and 1996, and the statements of cash flows for the three month periods ended March 31, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K and notes thereto.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.   NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and preferred stock) issued during the 12 month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods through June 7, 1996 (using the treasury stock method for stock options and warrants and if-converted method for preferred stock).

3.   INITIAL PUBLIC OFFERING

On June 7, 1996, the Company's registration statement for its initial public offering of 2,1000,000 shares of common stock at $13.00 per share (the "IPO"), was declared effective by the Securities and Exchange Commission. The Company received net proceeds of approximately $24,5000,000 after deducting underwriting discounts, commissions and offering costs.

Upon completion of the IPO all outstanding shares of convertible preferred stock were automatically converted into 3,172,739 shares of common stock.

4.   CASH AND CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

The Company has classified its investments as available-for-sale. Such investments are recorded at fair market value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "investment income." The cost of securities sold is based upon the specified identification method.

5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which specifies the computation, presentation and disclosure requirements for income per share of common stock. SFAS 128 will become effective for the Company's year ending December 31, 1997. The Company believes that the adoption of SFAS 128 will not have a material impact on the Company's financial statements and results of operations.

ITEM 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Financial Condition and Results of Operations of the Company for the three months ended March 31, 1997, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results and Market Price of Common Stock". The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth in "Additional Factors That Might Affect Future Results" below.

OVERVIEW

Fusion Medical Technologies, Inc. ("Fusion" or the "Company") was incorporated in Delaware in 1993. The Company is developing proprietary wound closure products which the Company believes may have broad application in a variety of surgical procedures, including lung resections for cancer and emphysema, procedures requiring anastomoses, and minimally invasive surgeries. The Company's RapiSeal bioresorbable patch and Fusion liquids are designed to effectively treat surgical wounds in a wide variety of organs and blood vessels by rapidly forming flexible seals across the targeted tissue. The Company believes that its wound closure products have the potential to reduce post-operative complications associated with air and fluid leaks and consequently reduce hospital costs. In a 26 patient, multi-center trial, the Company's initial product, RapiSeal, was effective in treating 96% of the previously untreatable air leaks identified during lung resection surgery.

The Company received 510(k) pre-market clearance from the United States Food and Drug Administration (the "FDA") to market its RapiSeal patch in connection with lung surgery in June 1996. In February 1997, the Company also received 510(k) pre-market clearance to sell a patch product for the treatment of bleeding which occurs in solid organ surgeries, such as liver, spleen and kidney surgeries. The Company's patch product is designed to effectively treat surgical wounds by creating barriers across the targeted tissue. The Company believes that its patch products have the potential to reduce post-operative complications associated with air and fluid leaks and consequently reduce hospital costs.

In May 1997, the Company received 510(k) pre-market clearance from the FDA to market in the United States the Company's SilverBullet-TM- electrode. The SilverBullet allows surgeons to utilize standard electrosurgical equipment available in the operating room as an energy source for the application of Fusion's RapiSeal patch.

To expand its product offerings, the Company is developing a collagen-based flowable-gel product to enable surgeons to quickly and easily stop bleeding which occurs in connection with a wide variety of surgeries, such as those performed by cardiac, vascular and general surgeons. Pre-clinical tests indicate the Company's flowable-gel product may be effective in controlling heavy active bleeding. The first version of the flowable-gel product will be targeted for open surgery, and work has begun on a device appropriate for use in minimally invasive surgery. The Company currently believes it will begin clinical evaluation of this product in open surgical procedures in the second half of 1997.

Future revenues, if any, and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, actions relating to regulatory and reimbursement matters, the extent to which the Company's product or products gain market acceptance, the rate at which the Company establishes its distribution network, the timing and size of any distributor purchases, the progress of clinical trials, and the introduction of competitive products for wound sealing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

REVENUES

The Company recorded revenues of $50,000 for the quarter ended March 31, 1997 and no revenue for the quarter ended March 31, 1996. The Company's sales representatives began selling activities in October 1996.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 17% to $1,241,000 in the three months ended March 31, 1997 versus $1,063,000 in the three months ended March 31, 1996. The increase for the three month period of 1997 was attributable to an increased number of employees and related use of supplies, consultants and laboratory research as the Company substantially increased its activities. Expenses for the three month period ended March 31, 1997, included costs associated with the Company's Flowable-gel product.

MARKETING, GENERAL AND ADMINISTRATIVE

Marketing, general and administrative expenses increased 88% to $1,044,000 in the three months ended March 31, 1997, versus $554,000 for the three months ended March 31, 1996. The increase in the quarter ended March 31, 1997, compared to the year earlier period were primarily the result of increases in sales and administrative personnel, expanded marketing activities and occupancy related costs.

Net interest income increased 454% to $327,000 for the three months ended March 31, 1997 versus $59,000 for the three months ended March 31, 1996. The increase was attributable to the Company's initial public offering in June 1996, which increased its average cash balance.

As a result of the items discussed above, net loss was $2,090,000 for the three months ended March 31, 1997. This compares to a net loss of $1,559,000 for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's cash, cash equivalents and available-for-sale securities were $19,443,000, compared to $4,465,000 for March 31, 1996. On June 7, 1996, the Company completed its initial public offering of 2,100,000 shares of common stock at a price of $13.00 per share. The net proceeds to the Company from the IPO were approximately $24,500,000.

During the three months ended March 31, 1997 and 1996, Fusion's operations consumed cash of $2,095,000 and $1,246,000, respectively. The changes in cash used in operations were due primarily to funding increased levels of research and development of RapiSeal and Fusion's liquids, as well as increased marketing activities and associated personnel costs. The Company expects the increased use of cash will continue through the end of 1998 as it increases its operations to reflect the sales and marketing of RapiSeal and the continued expansion of research and development for the flowable-gel and other liquid products.

Although Fusion believes that the proceeds from its initial public offering, augmented by cash generated by sales of the RapiSeal product, will be sufficient to meet the Company's operating and capital requirements at least through 1998, there can be no assurance that the Company will not require additional financing within this time frame. Fusion's future liquidity and capital requirements will depend on numerous factors, including market acceptance of RapiSeal, the receipt of and the time required to obtain regulatory clearances and approvals for other products or other uses of RapiSeal, the resources the Company devotes to developing, manufacturing and marketing its products and other factors. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

RISKS ASSOCIATED WITH LVR. A statistically significant body of clinical data does not exist from which to draw final conclusions concerning the effectiveness and long-term outcomes associated with the Lung Volume Reduction ("LVR") procedure. Independent studies of patients who have undergone the LVR procedure reported that patients experienced reduced shortness of breath, improved exercise tolerance and improved quality of life. However, the number of patients who have undergone the LVR procedure in the United States and for whom a clinically acceptable post-operative evaluation period has elapsed is relatively small. As a result, there can be no assurance concerning the safety, effectiveness and long-term outcomes associated with the LVR procedure. The Health Care Financing Administration ("HCFA") has suspended payment for, and is reviewing the appropriate reimbursement, if any, for LVR. In connection with such review, HCFA has announced its intention to collaborate with the National Institutes of Health ("NIH") on a large-scale, multi-center trial to be conducted by the NIH to evaluate the long-term benefits of the LVR procedure for patients with late-stage emphysema. There can be no assurance as to when this trial will be completed or whether the results of the trial will demonstrate the safety or long-term efficacy of LVR. It is not known when HCFA will make a final determination as to reimbursement for LVR, and it may be several years before a determination is made. There can be no assurance that reimbursement for LVR will be reinstated or, if reinstated that HCFA will not impose limitations on reimbursement. The Company believes a significant portion of the candidates for the LVR procedure could be affected by HCFA's determination with respect to reimbursement. Failure to reinstate reimbursement or the imposition of limitations on reimbursement would have a material adverse effect on the Company's business prospects. If reimbursement is not available for LVR procedures, if the LVR procedure is not widely adopted or if RapiSeal cannot be used successfully in LVR procedures, it would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF MARKET ACCEPTANCE. The Company's success will depend upon the medical community's active sponsorship and ultimate acceptance of the RapiSeal patch and the Fusion liquid products. The Company is unable to predict how quickly, if at all, the medical community will accept its products or, if accepted, the number of products that will be used. Use of the Company's products may require changes in surgical practices, and there can be no assurance that surgeons will be willing to make such changes. To achieve market acceptance of its products, the Company must also demonstrate that its products offer clinically significant advantages. The Company conducted its multi-center clinical trial of RapiSeal in support of its 510K application in only 26 patients, which may not provide sufficient data to demonstrate clinically significant advantages, if any, to surgeons. Moreover, this limited experience with patients may initially make it difficult for the Company to ascertain those factors most relevant to the surgeon's decision whether to use the Company's products. Air leaks associated with lung resections require the insertion of chest tubes in the patient. While the Company believes that the RapiSeal patch may reduce hospital costs by shortening the duration of patient dependence on chest tubes, RapiSeal will not eliminate the need for chest tubes. In addition, air leaks may occur in the patient after the lung resection procedure, and RapiSeal cannot address such leaks. Failure of the RapiSeal patch and the Fusion liquids to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain the proprietary aspects of its technology. The Company as pursued its own patents covering its technologies in various forms. In addition, the Company has licensed technology to further broaden its patent portfolio. The Company owns one and has licensed 2 issued United States patents, and has 14 pending United States patent applications related to its patch technology and liquid formulations. The Company has also licensed 1 United States patent related to the manufacture of its patch technology. There can be no assurance that the pending patent applications will issue, or that the issued patent or any patents that may issue in the future will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future.
Moreover, litigation or interference proceedings associated with enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel. The Company has filed certain corresponding patent applications in certain foreign countries and may file additional patent applications outside the United States. The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believes the protection provided by foreign patents, if obtained, and any other foreign intellectual property protection may be weaker than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products. A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for wound closure. In addition, the medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain competitive advantage. There can be no assurance that suits will not be brought against the Company in the future challenging its patent rights or claiming infringement on patents held by third parties.

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

UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. In the United States, health care providers that purchase medical devices, such as the RapiSeal patch and the Fusion liquids, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or part of the cost of the procedure in which the medical device is used. The Company's success will be dependent, in part, upon its ability to obtain satisfactory third-party reimbursement from health care payors for surgical procedures that may use RapiSeal and the Fusion liquids. HCFA has suspended payment for, and is reviewing the appropriate reimbursement, if any, for LVR. See "Risks Associated with LVR." The Company anticipates that in a prospective payment system, such as the Diagnostic Related Group System utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedures and that there will not be separate reimbursement for the Company's products. Rergardless of the type of reimbursement system, the Company believes that surgeon advocacy of the RapiSeal patch and the Fusion liquids will be required to obtain reimbursement. There can be no assurance that any reimbursement will be sufficient to assure profitability. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK. The Company received a manufacturing license from the California Department of Health Services
(CDHS) and commenced shipment of RapiSeal for use in its clinical trial in November 1995 and, in the quarter ended March 31, 1997 produced revenues of approximately $50,000. However, the Company has limited experience manufacturing RapiSeal, and no experience manufacturing any other products, in the volumes necessary to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. The Company may encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. The Company's manufacturing facilities will be subject to GMP regulations, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements would entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any manufacturing difficulties involving production yields, quality control and assurances, supplies of components or shortages of qualified personnel encountered by the Company could also have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for United States and international clinical trials and commercial sales.

DEPENDENCE ON SINGLE SOURCE SUPPLIERS. The Company acquires several components of its products from single source suppliers. Generally, the Company believes that there are alternative suppliers of equivalent materials available, and that the Company could substitute suppliers with minimal regulatory consequences from this substitution. However, there can be no assurance that such substitute suppliers will be available, or that such substitutions could be made in a timely manner or on commercially reasonable terms. In the case of collagen, there are only a few suppliers that could meet the Company's requirements. The company currently relies exclusively on one supplier of collagen, Kensey Nash Corporation, and expects to continue to do so through at least the end of 1997. Fusion and this supplier have entered into a long-term supply agreement. However, if this supplier were unable to meet the Company's demands there can be no assurance that the

Company would be able to secure alternative sources of collagen to produce sufficient product to meet its customers' needs. A transition to alternate arrangements could involve additional costs and delays in production. There can be no assurance that such transition would be successful in entering into alternate arrangements on commercially reasonable terms, if at all. Sterilization of the Company's product is out-sourced to a single vendor. While the Company believes alternative sterilization vendors are readily available, there can be no assurance that such vendors would be available or that such a transition could be made in a timely, cost-effective manner. In the event the Company is not able to acquire sufficient supplies from its current sources or to locate alternate sources on commercially reasonable terms, the Company may not be able to manufacture its products on a timely and cost-competitive basis, or at all, which would have a material adverse efect on the Company's business, financial condition and results of operations.

LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company has had limited sales to date and only has a small sales and marketing organization. The Company intends to sell the RapiSeal patch for use in lung surgeries in the United States through a direct sales force. In other markets, the Company intends to sell its products primarily through agreement with distributors or by means of collaborative arrangements, and the Company has entered into some such agreements or arrangements to date. There can be no assurance that the Company will be able to build a direct sales force or marketing organization, that establishing a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to enter into agreements with additional distributors or collaborative arrangements on a timely basis or at all, or that such distributors or collaborators will devote adequate resources to selling the Company's products. In addition, to the extent that the Company enters into distribution agreements or collaborative arrangements for the sale of its products, the Company will be dependent upon the efforts of third parties, and there can be no assurance that such efforts will be successful. Failure to build an effective sales and marketing organization or to establish effective distribution or collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE. The medical device industry has historically been litigious, and the Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. Although the Company has not experienced any claims to date, there can be no assurance that the Company will not experience losses due to product liability claims in the future. The Company currently maintains liability insurance with coverage limits of $3.0 million on a claims-made basis. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future at acceptable terms, or at all. Any claims against the Company regardless of their merit or eventual outcome, could have a material adverse impact upon the Company's business, financial condition and results of operations.




PART II:    OTHER INFORMATION

Item 1      LEGAL PROCEEDINGS
            None.

Item 2      CHANGES IN SECURITIES
            None.

Item 3      DEFAULTS UPON SENIOR SECURITIES
            None.

Item 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None.

Item 5      OTHER INFORMATION
            None.

Item 6      EXHIBITS AND REPORTS ON FORM 8-K
            Exhibit 11.1 Computation of net loss per share.
            Exhibit 27.1 Financial Data Schedule.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.



                        FUSION MEDICAL TECHNOLOGIES, INC.



Date: May 13, 1997                By:
                                     ------------------------------------
                                       Philip Sawyer
                                       President, Chief Executive Officer
                                       and Acting Chief Financial Officer