Form 10-Q
period 1997-06-30
FUSION MEDICAL TECHNOLOGIES INC
filed 1997-08-14
CIK 1013466

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997



                         COMMISSION FILE NUMBER: 0-28460

                       FUSION MEDICAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          DELAWARE                                 94-3177221
          --------                                 ----------
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)



                         1804 N. SHORELINE BOULEVARD
                           MOUNTAIN VIEW, CA  94043
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



       (415) 903-4000 UNTIL SEPTEMBER 1, 1997 (650) 903-4000 THEREAFTER
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), and (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                         (ITEM 1) ( X )  YES (  ) NO
                         (ITEM 2) ( X )  YES (  ) NO


-----------------------------------------------------------------------------
THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, WAS 7,063,000 AS OF JUNE 30, 1997.
-----------------------------------------------------------------------------




FloSeal Matrix-TM-, FloSeal-TM-RapiSeal-TM-, SilverBullet-TM-, Fusion Medical Technologies-TM- and Fusion-TM and the stylized Fusion logo are trademarks of the Company.

               FUSION MEDICAL TECHNOLOGIES, INC.

                            INDEX



PART I: FINANCIAL INFORMATION


Item 1. Condensed financial statements - unaudited

        Condensed balance sheets - June 30, 1997 and December 31, 1996

        Condensed statements of operations - three months and six months ended June 30, 1997 and 1996

        Condensed statements of cash flows - six months ended June 30, 1997 and 1996

        Notes to condensed financial statements


Item 2. Management's discussion and analysis of financial condition and results of operations for the three months and six months ended June 1997 and 1996



PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

        Signatures

                        FUSION MEDICAL TECHNOLOGIES, INC.
                       (a company in the development stage)

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                       June 30,         December 31,
                                                         1997              1996
                                                     -------------      ------------
                                                      (unaudited)
                    ASSETS

Current assets:
  Cash and cash equivalents                           $  12,077          $  10,778
  Available-for-sale securities                           5,107             11,145
  Other assets                                              251                414
                                                     -------------      ------------
    Total current assets                                 17,435             22,337



  Available-for-sale securities                           1,562              1,562
  Property and equipment, net                             1,230              1,121
  Other assets                                               44                 44
                                                     -------------      ------------
    Total assets                                      $  20,271          $  25,063
                                                     -------------      ------------
                                                     -------------      ------------
                   LIABILITIES

Current liabilities                                   $     941          $   1,265
Long-term obligations                                         -                 56
                                                     -------------      ------------
    Total liabilities                                       941              1,321
                                                     -------------      ------------

                STOCKHOLDERS' EQUITY

Common stock and other stockholders' equity              35,497             35,335
Deficit accumulated during the development stage        (16,167)           (11,593)
                                                     -------------      ------------
     Total stockholders' equity                          19,330             23,742
                                                     -------------      ------------
       Total liabilities and stockholders' equity     $  20,271          $  25,063
                                                     -------------      ------------
                                                     -------------      ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                        FUSION MEDICAL TECHNOLOGIES, INC.
                       (a company in the development stage)

                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (UNAUDITED)



                                            Three Months Ended June 30,      Six Months Ended June 30,
                                            ---------------------------      -------------------------
                                               1997            1996              1997          1996
                                            -----------    ------------      -------------  -----------
Net sales                                   $       28              -       $         78           -

Cost of sales and start-up manufacturing
  costs                                            224              -                382           -
                                            -----------                      ------------
     Gross profit (loss)                          (196)             -               (304)          -
                                            -----------    ------------      -------------  -----------
Operating expenses:

  Research and development                       1,342     $     1,215             2,583    $   2,278

  Marketing, general and administrative          1,242             628             2,286        1,182
                                            -----------    ------------      ------------   ----------
     Total operating expenses                    2,584           1,843             4,869        3,460
                                            -----------    ------------      ------------   ----------
       Loss from operations                     (2,780)         (1,843)           (5,173)      (3,460)


Interest income                                    303             105               630          163

Other expense                                       (7)             -                (31)          -
                                            -----------    ------------      ------------   ----------

        Net loss                            $   (2,484)    $    (1,738)      $    (4,574)   $  (3,297)
                                            -----------    ------------      ------------   ----------
                                            -----------    ------------      ------------   ----------

Net loss per share                          $    (0.35)    $     (0.53)      $     (0.65)   $   (0.61)
                                            -----------    ------------      ------------   ----------
                                            -----------    ------------      ------------   ----------

Shares used in computing net loss per
  share                                          7,063           3,295             7,044        5,373
                                            -----------    ------------      ------------   ----------
                                            -----------    ------------      ------------   ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                        FUSION MEDICAL TECHNOLOGIES, INC.
                       (a company in the development stage)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                               1997          1996
                                                           -----------    ----------
Cash flows from operating activities:
  Net loss                                                 $   (4,574)     $ (3,297)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                216           100
     Amortization of deferred compensation                        189           189
     Accretion of Available-for-sale securities                   (78)
     Changes in assets and liabilities:
       Accounts receivable                                        (14)
       Inventories                                                 25
       Prepaids and other current assets                          151
       Accounts payable                                          (474)
       Accrued expenses                                           173           781
                                                           -----------    ----------
          Net cash used in operating activities                (4,385)       (2,227)
                                                           -----------    ----------
Cash flows from investing activities:
  Acquisition of property and equipment                          (326)         (286)
  Purchases of short-term investments                          (2,557)       (2,481)
  Sales of short-term investments                               8,595         1,536
                                                           -----------    ----------
          Net cash provided by investing activities             5,712        (1,231)
                                                           -----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                           51        24,504
  Proceeds from notes payable                                      (1)
  Repayment of notes payable                                      (78)          (66)
                                                           -----------    ----------
          Net cash provided (used) by financing activities        (28)       24,438
                                                           -----------    ----------

Net increase in cash and cash equivalents                       1,299        20,980

Cash and cash equivalents, beginning of period                 10,778         4,382
                                                           -----------    ----------
Cash and cash equivalents, end of period                   $   12,077     $  25,362
                                                           -----------    ----------
                                                           -----------    ----------


THE ACCOMPANYING NOTES ARE AN ITEGRAL PART OF THESE CONDENSED FINANCIAL
STATEMENTS.


FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 1997
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed financial statements of Fusion Medical Technologies, Inc. (the "Company" or "Fusion") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheets as of June 30, 1997, and the statements of operations for the three month periods ended June 30, 1997 and 1996 and six months ended June 30, 1997 and 1996, and the statement of cash flows for the six month periods ended June 30, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

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

3. CASH AND CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The Company classifies all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

The Company classifies both short term and long term investments as available-for-sale. Such investments are recorded at fair market value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to interest income. The cost of securities sold is based upon the specified identification method.

4. INVENTORY

As of December 31, 1996, the Company began capitalizing its inventories of raw materials, work-in-process materials and finished goods related to the RapiSeal. Inventory is recorded at the lesser of cost or market using the LIFO method. For purposes of presentation, those materials and related production items consumed by the Research and Development process have been expensed and are thus excluded from the Balance Sheet.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which specifies the computation, presentation and disclosure requirements for income per share of common stock. SFAS 128 will become effective for the Company's year ending December 31, 1997. The Company believes that the adoption of SFAS 128 will have no material impact on the Company's financial statements and results of operations.

In June 1997, FASB issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company believes that the adoption of SFAS 130 will have no material impact on the Company's financial statements and results of operations for the foreseeable future. The Company has not determined if SFAS 13 would be applicable in the current year, if at all, or if at any time in the forseeable future.

In June 1997, FASB issued Statement No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information", which requires publicly-held companies to report financial and other information about key revenue producing statements of the entity provided such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. SFAS No. 131 may be effective for the Company in 1998 and the impact of adoption, if any, has not been determined.

ITEM 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Financial Condition and Results of Operations of the Company for the three months ended June 30, 1997, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results and Market Price of Common Stock". The following discussion contains forward-looking statements which involve risks and uncertainties.
The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth in "Additional Factors That Might Affect Future Results" below.

OVERVIEW

Fusion Medical Technologies, Inc. ("Fusion" or the "Company") was incorporated in Delaware in 1993. The Company is developing proprietary wound closure products which the Company believes may have broad application in a variety of surgical procedures, including lung resections for cancer and emphysema, procedures requiring anastomoses, and minimally invasive surgeries. The Company's RapiSeal bioresorbable patch and FloSeal-TM- and FloSeal Matrix-TM- products are designed to effectively treat surgical wounds in a wide variety of organs and blood vessels by rapidly forming flexible seals across the targeted tissue. The Company believes that its wound closure products have the potential to reduce post-operative complications associated with air and fluid leaks and bleeding and consequently reduce hospital costs.

In June 1996, the Company received 510(k) pre-market clearance from the United States Food and Drug Administration ("FDA") to market its RapiSeal patch in connection with lung surgery. In February 1997, the Company also received 510(k) pre-market clearance to sell its RapiSeal patch for the treatment of bleeding which occurs in solid organ surgeries, such as liver, spleen and kidney surgeries. This product is designed to effectively treat surgical wounds by creating barriers for blood, fluid and air across the targeted tissue. The Company believes that in lung surgeries, its RapiSeal patch may reduce post-operative complications associated with air and fluid leaks, thus reducing hospital costs.

In May 1997, the Company received 510(k) pre-market clearance from the FDA to market in the United States the Company's SilverBullet-TM- electrode.
The SilverBullet allows surgeons to utilize standard electrosurgical equipment readily available in the operating room as an energy source for the application of Fusion's RapiSeal patch. The Company commenced selling the SilverBullet electrode in June 1997.

To expand its product offerings, the Company is developing collagen-based flowable-gel products (FloSeal-TM- and FloSeal Matrix-TM-) to enable surgeons to quickly and easily stop bleeding occurring in connection with a wide variety of surgeries, such as those performed by cardiac, vascular and general surgeons. Pre-clinical tests indicate these products may be effective in controlling active bleeding. The first version of the flowable-gel product will be targeted for open surgery, and work has begun on a device appropriate for use in minimally invasive surgery. The Company expects to begin clinical evaluation of this product in open surgical procedures in the fourth quarter 1997.

Future revenues, if any, and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors; actions relating to regulatory and reimbursement matters, the extent to which the Company's product or products gain market acceptance, the rate at which the Company establishes its distribution network, the timing and size of any distributor purchases, the progress of clinical trials, and the introduction of competitive products for wound sealing.

RESULTS OF OPERATIONS

Three months and six months ended June 30, 1997 and 1996

REVENUES

The Company recorded revenues from product sales of $28,000 for the quarter ended June 30, 1997 and $78,000 in the first six months of 1997. No revenues were recorded for the quarter ended June 30, 1996 because the Company had not obtained clearance to market its first product until October 1996. Gross margins remained negative as a result of start-up manufacturing costs, primarily due to low unit sales volume.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 10% to $1,342,000 in the three months ended June 30, 1997 compared to $1,215,000 in the three months ended June 30, 1996, and by 13% to $2,583,000 in the first six months of 1997 compared to $2,287,000 in the first six months of 1996. The increase for the second quarter of 1997 was attributable to increased numbers of employees and related use of supplies, consultants and laboratory research as the Company substantially increased its activities. Expenses for the second quarter ended June 30, 1997 included costs associated with the Company's FloSeal/FloSeal Matrix products.

MARKETING, GENERAL AND ADMINISTRATIVE

Marketing, general and administrative expenses increased 98% to $1,242,000 in the three months ended June 30, 1997, compared to $628,000 for the three months ended June 30, 1996, and by 93% to $2,286,000 in the first six months of 1997 from $1,182,000 in the first six months of 1996. The increase in the second quarter ended June 30, 1997, compared to the year earlier period, were primarily the result of increases in sales and administrative personnel, expanded marketing activities and occupancy related costs.

INTEREST INCOME

Net interest income increased 189% to $303,000 for the three months ended June 30, 1997 compared to $105,000 for the three months ended June 30, 1996, and by 287% to $630,000 in the first six months of 1997 from $163,000 in the first six months of 1996. The increases were attributable to the Company's initial public offering in June 1996, which increased its average cash balance.

NET LOSS

As a result of the items discussed above, net loss was $2,484,000 for the three months ended June 30, 1997 and $4,574,000 for the six months ended June 30, 1997. This compares to a net loss of $1,738,000 for the three months ended June 30, 1996 and $3,297,000 for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's cash, cash equivalents and available-for-sale securities (classified as both long term and short term) were $18,746,000 compared to $27,843,000 at June 30, 1996. On June 7, 1996, the Company completed its initial public offering (IPO) of 2,100,000 shares of common stock at a price of $13.00 per share. The net proceeds to the Company from the IPO were approximately $24,500,000.

For the six months ended June 30, 1997 and 1996, Fusion's operations consumed cash of $4,385,000 and $2,227,000, respectively. The increase in cash consumed by operations was due primarily to increased marketing activities and associated personnel costs, start-up manufacturing activities, and funding increased levels of research and development of RapiSeal and the FloSeal and FloSeal Matrix. The Company expects the increased use of cash will continue through the end of 1997 as it increases its operations to reflect the sales and marketing of RapiSeal and the continued expansion of research and development for the FloSeal and FloSeal Matrix and other Fusion products.

Although Fusion believes that the proceeds from its IPO, augmented by cash generated by sales of the RapiSeal product, will be sufficient to meet the Company's operating and capital requirements at least through 1998, there can be no assurance that the Company will not require additional financing within this time frame. Fusion's future liquidity and capital requirements will depend on numerous factors, including market acceptance of RapiSeal and SilverBullet, the receipt of and the time required to obtain regulatory clearances and approvals for other uses of RapiSeal and the FloSeal Matrix, the resources the Company devotes to developing, manufacturing and marketing its products and other factors. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.


ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

TECHNOLOGY AND DEVELOPMENT RISK. To be successful the Company's products under development must act favorably in humans. The physiological processes and effects that these products seek to provide are very difficult to achieve and are dependent upon may independent and interacting variables which are not fully understood. The products must be effective in treating the substantial variations involved from patient to patient, as well as with regard to the differing techniques and procedures employed by surgeons. The technologies related to these potential products are evolving and are not fully developed. As a result, the predictability and success of the technology design process with respect to these products is highly uncertain. As a consequence of the above factors and many additional factors, the time and expense required to design and develop a product is highly uncertain and cannot be predicted reliably. With respect to any particular product under development, desired physiological effects or product specifications may not be fully achieved, if at all. Even if the products are successfully developed to achieve desired biological effects, there can be no assurance that successful clinical effects will be achieved, that successful regulatory clearances will be secured or that the products will become economically viable. If the Company were not successful in developing its planned products, its business, financial condition and results of operations would be materially adversely affected.

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

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain the proprietary aspects of its technology. The Company has pursued its own patents covering its technologies in various forms. In addition, the Company has licensed technology to further broaden its patent portfolio. The Company owns one and has licensed two issued United States patents, and has 18 pending United States patent applications related to its patch technology and liquid formulations. The Company has also licensed one United States patent related to the manufacture of its patch technology. There can be no assurance that the pending patent applications will issue, or that the issued patent or any patents that may issue in the future will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future.
Moreover, litigation or interference proceedings associated with enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel. The Company has filed certain corresponding patent applications in certain foreign countries and may file additional patent applications outside the United States. The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believes the protection provided by foreign patents, if obtained, and any other foreign intellectual property protection may be weaker than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products. A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for wound closure. In addition, the medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain competitive advantage. There can be no assurance that suits will not be brought against the Company in the future challenging its patent rights or claiming infringement on patents held by third parties.

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

REGULATORY UNCERTAINTY. The regulatory processes for the approval of medical devices, such as the Company's products, are highly uncertain. The time and expense required to obtain approvals can vary widely. In certain cases, an approval may not be ever gained. In particular, the regulatory process in the United States is arduous and demanding. A major factor in the time and expense required for a device approval to market is the type of submission required, 510(k) or PMA. While the Company generally seeks the faster 510(k) regulatory pathway for its products whenever it believes this pathway is appropriate, the decision as to the pathway is essentially within the sole discretion of the FDA and there can be no assurance that a 510(k) pathway will be obtained. A PMA process is significantly longer and more expensive. Likewise, the FDA sets the requirements for the size and structure of clinical trials after input from the Company. There can be assurance that the clinical requirements of the FDA for submissions will be favorable to the Company or within its expense and time estimates or result in an economically viable program. The clinical or other requirements can change during the process resulting in new requirements or standards which materially increase the time and expense of the regulatory process. The FDA can require additional clinical trials or tests and requirements after the initial submissions. The time required for review and approval at the FDA can vary widely depending on the quality of the submittal and many other factors. Many of the factors affecting the time and expense required within the regulatory process are outside the control of the Company. Longer and more expensive clinical trials can have a material adverse effect on the financial results and operations of the Company. The regulatory processes outside the United States also vary widely in the time and expense required for approval and may result in no approval at all. In summary, there can be no assurance that approvals will ever be granted for any of the Company's products currently in the development process or that the time and expense of the regulatory process can be reliably estimated or will result in an economically viable investment.

UNCERTAINTY OF MARKET ACCEPTANCE. The Company's success will depend upon the medical community's active sponsorship and ultimate acceptance of the RapiSeal patch, FloSeal Matrix and other products. The Company is unable to predict how quickly, if at all, the medical community will accept its products or, if accepted, the number of products that will be used. Use of the Company's products will require changes in surgical practices, and there can be no assurance that surgeons will be willing to make such changes. To achieve market acceptance of its products, the Company must also demonstrate that its products offer clinically significant advantages. The Company conducted its multi-center clinical trial of RapiSeal in support of its 510K application in only 26 patients, which may not provide sufficient data to demonstrate clinically significant advantages, if any, to surgeons. Moreover, this limited experience with patients may initially make it difficult for the Company to ascertain those factors most relevant to the surgeon's decision whether to use the Company's products. Air leaks associated with lung resections require the insertion of chest tubes in the patient. While the Company believes that the RapiSeal patch may reduce hospital costs by shortening the duration of patient dependence on chest tubes, RapiSeal will not eliminate the need for chest tubes. In addition, air leaks may occur in the patient after the lung resection procedure, and RapiSeal cannot address such leaks. Failure of the RapiSeal patch, the FloSeal Matrix or other Fusion products to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. In the United States, health care providers that purchase medical devices, such as the RapiSeal patch, the FloSeal Matrix or other Fusion products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or part of the cost of the procedure in which the medical device is used. The Company's success will be dependent, in part, upon its ability to obtain satisfactory third-party reimbursement from health care payors for surgical procedures that may use RapiSeal, the FloSeal Matrix or other Fusion products. HCFA has suspended payment for, and is reviewing the appropriate reimbursement, if any, for the Lung Volume Reduction ("LVR") procedure. See "Risks Associated with LVR." The Company anticipates that in a prospective payment system, such as the Diagnostic Related Group System utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedures and that there will not be separate reimbursement for the Company's products. Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of the RapiSeal patch, the FloSeal Matrix or other Fusion products will be required to obtain reimbursement. There can be no assurance that any reimbursement will be sufficient to assure profitability. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH LVR. The Company believes that the success of the RapiSeal is dependent to a large degree on its successful use in conjunction with a lung volume reduction procedure known as LVR. LVR is a procedure wherein the surgeon removes the most diseased lung tissue, using a stapler which simultaneously cuts the targeted tissue and staples the remaining tissues to close the surgical wound. A statistically significant body of clinical data does not exist from which to draw final conclusions concerning the effectiveness and long-term outcomes associated with the LVR procedure. Independent studies of patients who have undergone the LVR procedure reported that patients experienced reduced shortness of breath, improved exercise tolerance and improved quality of life. However, the number of patients who have undergone the LVR procedure in the United States and for whom a clinically acceptable post-operative evaluation period has elapsed is relatively small. As a result, there can be no assurance concerning the safety, effectiveness and long-term outcomes associated with the LVR procedure. The Health Care Financing Administration ("HCFA") has suspended payment, and is reviewing the appropriate reimbursement, if any, for LVR. In connection with such review, HCFA has announced its intention to collaborate with the National Institutes of Health ("NIH") on a large-scale, multi-center trial to be conducted by the NIH to evaluate the long-term benefits of the LVR procedure for patients with late-stage emphysema. There can be no assurance as to when this trial will be completed or whether the results of the trial will demonstrate the safety or long-term efficacy of LVR. It is not known when HCFA will make a final determination as to reimbursement for LVR, and it may be several years before a determination is made. There can be no assurance that reimbursement for LVR will be reinstated or, if reinstated that HCFA will not impose limitations on reimbursement. The Company believes a significant portion of the candidates for the LVR procedure could be affected by HCFA's determination with respect to reimbursement. Failure to reinstate reimbursement or the imposition of limitations on reimbursement would have a material adverse effect on the Company's business prospects. If reimbursement is not available for LVR procedures, if the LVR procedure is not widely adopted or if RapiSeal cannot be used successfully in LVR procedures, it would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company has had limited sales to date and only has a small sales and marketing organization. The Company intends to sell the RapiSeal patch for use in lung surgeries in the United States through a direct sales force. In other markets, the Company intends to sell its products primarily through agreement with distributors or by means of collaborative arrangements, and the Company has entered into a limited number of agreements or arrangements to date. There can be no assurance that the Company will be able to build a direct sales force or marketing organization, that establishing a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to enter into agreements with additional distributors or collaborative arrangements on a timely basis or at all, or that such distributors or collaborators will devote adequate resources to selling the Company's products. In addition, to the extent that the Company enters into distribution agreements or collaborative arrangements for the sale of its products, the Company will be dependent upon the efforts of third parties, and there can be no assurance that such efforts will be successful. Failure to build an effective selling and marketing organization or to establish effective distribution or collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK. The Company received a manufacturing license from the California Department of Health Services
(CDHS) and commenced shipment of RapiSeal for use in its clinical trial in November 1995. The Company commenced selling its second product, the SilverBullet, in June 1997. In the quarter ended June 30, 1997, the Company generated product revenues of approximately $28,000. However, the Company has limited experience manufacturing RapiSeal and the SilverBullet, and no experience manufacturing any other products, in the volumes necessary to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. The Company may encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. The Company's manufacturing facilities will be subject to GMP regulations, international quality standards and other regulatory requirements. Difficulties encountered by the Company with the scale-up of manufacturing or failure by the Company to implement and maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements would entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any manufacturing difficulties involving production yields, quality control and assurances, supplies of components or shortages of qualified personnel encountered by the Company could also have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for United States and international clinical trials and commercial sales.

DEPENDENCE ON SINGLE SOURCE SUPPLIERS. The Company purchases several components of its products from single source suppliers. Generally, the Company believes that there are alternative suppliers of equivalent materials available, and that the Company could substitute suppliers with minimal regulatory consequences from this substitution. However, there can be no assurance that such substitute suppliers will be available, or that such substitutions could be made in a timely manner or on commercially reasonable terms. In the case of collagen, there are only a few suppliers that could meet the Company's requirements. The Company currently relies exclusively on one supplier of collagen, Kensey Nash Corporation, and expects to continue to do so through at least the end of 1997. Fusion and this supplier have entered into a long-term supply agreement. However, if this supplier were unable to meet the Company's demands, there can be no assurance that the Company would be able to secure alternative sources of collagen to produce sufficient product to meet its customers' needs. A transition to alternate arrangements could involve additional costs and delays in production. There can be no assurance that such transition would be successful in entering into alternate arrangements on commercially reasonable terms, if at all. Sterilization of the Company's product is out-sourced to a single vendor. While the Company believes alternative sterilization vendors are readily available, there can be no assurance that such vendors would be available or that such a transition could be made in a timely, cost-effective manner. In the event the Company is not able to acquire sufficient supplies from its current sources or to locate alternate sources on commercially reasonable terms, the Company may not be able to manufacture its products on a timely and cost-competitive basis, or at all, which would have a material adverse effect on the Company's business, financial condition and results of operations.

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company Annual Meeting of Shareholders was held on May 22, 1997. The results of the voting were as follows:

          Proposal 1:  Election of the Board of Directors of the Company.

               Nominee                      Votes For         Votes Withheld
               -------                      ---------         --------------
          Philip M. Sawyer                  6,251,562             14,377
          Gordon W. Russell                 6,251,562             14,377
          Olav B. Bergheim                  6,263,989              1,950
          Vaughn D. Bryson                  6,263,989              1,950
          Douglas E. Kelly                  6,263,989              1,950
          Lawrence J. Mohr                  6,263,989              1,950
          Richard S. Schneider, Ph.D.       6,263,989              1,950

          Proposal 2:  Ratify and Approve an Amendment to the Company's 1993
                       Stock Option Plan

                              Votes For:           5,383,082

                              Votes Against:         525,287
                              Votes Abstaining:      260,743
                              Non-Vote:               96,827

          Proposal 3:  Ratify the appointment of Coopers & Lybrand L.L.P. as independent auditors.

                              Votes For:           6,263,139
                              Votes Against:           1,600
                              Votes Abstaining:        1,200
                              Non-Vote:                    0

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          Exhibit 11.1  Computation of net loss per share.
          Exhibit 27.1  Financial Data Schedule.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                        FUSION MEDICAL TECHNOLOGIES, INC.



Date:  August 14, 1997                  By:
                                            ----------------------------------
                                            Philip M. Sawyer
                                            President, Chief Executive Officer



                                        By:
                                            ----------------------------------
                                            Raymond W. Anderson
                                            Vice President, Finance and
                                            Chief Financial Officer