Form 10-Q
period 1997-09-30
FUSION MEDICAL TECHNOLOGIES INC
filed 1997-11-14
CIK 1013466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                         OR

{ X } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________




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



                                 (650) 903-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.   { X } YES  {  } NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED BY SECTION 12, 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF THE SECURITIES UNDER A PLAN CONFIRMED
BY THE COURT.   { X } YES  {  } NO

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 7,068,742 as of September 30, 1997.

                        FUSION MEDICAL TECHNOLOGIES, INC.

                                      INDEX



PART I:  FINANCIAL INFORMATION

Item 1.   Condensed financial statements:

          Condensed balance sheets - September 30, 1997 (unaudited) and December 31, 1996 (audited)

          Condensed statements of operations - three months and nine months ended September 30, 1997 and 1996 (unaudited)

          Condensed statements of cash flows - nine months ended September 30, 1997 and 1996 (unaudited)

          Notes to condensed financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations for the three months and nine months ended September 30, 1997 and 1996

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                                       II

PART I:  FINANCIAL INFORMATION






                                     III

                        FUSION MEDICAL TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)




                                                  September 30,  December 31,
                                                      1997           1996
                                                  -------------  ------------
                                                   (unaudited)

                          ASSETS

Current assets:
   Cash and cash equivalents                       $  10,881     $  10,778
   Available-for-sale securities                       2,921        11,145
   Other assets                                          403           414
                                                   ------------  ------------
       Total current assets                           14,205        22,337

    Available-for-sale securities, long term           3,058         1,562
    Property and equipment, net                        1,197         1,121
    Other assets                                          43            43
                                                   ------------  ------------

       Total assets                                $  18,503     $  25,063
                                                   ------------  ------------
                                                   ------------  ------------

                       LIABILITIES

   Current liabilities                              $  1,048      $  1,265
   Long-term obligations                                  56            56
                                                   ------------  ------------
      Total liabilities                                1,104         1,321
                                                   ------------  ------------

                  STOCKHOLDERS' EQUITY

   Common stock and other stockholders' equity        35,965        35,335
   Accumulated deficit                               (18,566)       (11,593)
                                                   ------------  ------------
         Total stockholders' equity                   17,399        23,742
                                                   ------------  ------------
           Total liabilities and
             stockholders' equity                  $  18,503     $  25,063
                                                   ------------  ------------
                                                   ------------  ------------

                        FUSION MEDICAL TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)




                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                             --------------------------------  -------------------------------
                                                       1997          1996            1997          1996
                                                   -----------    ----------     ----------     ----------
Net sales                                          $      66      $       8      $     144      $     8
Cost of sales and start-up manufacturing
     costs                                               194              7            576             7
                                                   -----------    ----------     ----------     ----------
           Gross profit (loss)                          (128)             1           (432)            1
                                                   -----------    ----------     ----------     ----------
Operating expenses:
     Research and development                          1,441          1,241          4,024         3,519
     Marketing, general and administrative             1,109            843          3,395         2,025
                                                   -----------    ----------     ----------     ----------
         Total operating expenses                      2,550          2,084          7,419         5,544
                                                   -----------    ----------     ----------     ----------
             Loss from operations                     (2,678)        (2,083)        (7,851)        (5,543)

Interest income                                          282            265            912           428
Other expense                                             (3)             -            (34)            -
                                                   -----------    ----------     ----------     ----------
                Net loss                           $  (2,399)     $  (1,818)     $  (6,973)     $  (5,115)
                                                   -----------    ----------     ----------     ----------
                                                   -----------    ----------     ----------     ----------

Net loss per share                                 $   (0.34)     $   (0.26)     $   (0.99)     $   (1.26)
                                                   -----------    ----------     ----------     ----------
                                                   -----------    ----------     ----------     ----------

Shares used in computing net loss per
     share                                             7,066          6,937          7,052         4,058
                                                   -----------    ----------     ----------     ----------
                                                   -----------    ----------     ----------     ----------

                        FUSION MEDICAL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                1997                1996
                                                             -----------         ----------
Cash flows from operating activities:

    Net loss                                                 $  (6,973)          $  (5,115)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                               339                 145
       Amortization of deferred compensation                       285                 283
       Accretion of Available-for-sale securities                  128
          Change in assets and liabilities                          15                 426
                                                             -----------         ----------
             Net cash used in operating activities              (6,206)             (4,261)
                                                             -----------         ----------

Cash flows from investing activities:
    Acquisition of property and equipment                         (415)               (545)
    Purchases of Available-for-sale securities                  (5,055)            (18,123)
    Sales of Available-for-sale securities                      11,783              19,722
                                                             -----------         ----------
            Net cash provided by investing activities            6,313               1,054
                                                             -----------         ----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                         111              24,506
    Accrued interest from shareholder notes receivable              (4)                  -
    Repayment of notes payable                                    (111)               (100)
    Proceeds from notes payable and bank line of credit                               (133)
                                                             -----------         ----------
            Net cash provided (used) by financing activities        (4)             24,273
                                                             -----------         ----------

Net increase in cash and cash equivalents                          103              21,066

Cash and cash equivalents, beginning of period                  10,778               4,382
                                                             -----------         ----------

Cash and cash equivalents, end of period                     $  10,881           $  25,448
                                                             -----------         ----------
                                                             -----------         ----------

                        FUSION MEDICAL TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying condensed financial statements of Fusion Medical Technologies, Inc. (the "Company" or "Fusion") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1997, and the statements of operations for the three months ended September 30, 1997 and 1996 and nine months ended September 30, 1997 and 1996, and the statement of cash flows for the nine month periods ended September 30, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

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

4.   INVENTORY

                                      IV

As of December 31, 1996, the Company began capitalizing its inventories of raw materials, work-in-process materials and finished goods related to the RapiSeal Patch. Inventory is recorded at the lesser of cost or market using the LIFO method. Materials and related production items consumed by the Research and Development process have been expensed and are thus excluded from the Balance Sheet.

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

In June 1997, FASB issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company believes that the adoption of SFAS 130 will have no material impact on the Company's financial statements and results of operations for the foreseeable future and that it will not be applicable for the remainder of the current fiscal year.

In June 1997, FASB issued Statement No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information", which requires publicly-held companies to report financial and other information about key revenue producing segments of the entity provided such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption, if any, has not been determined.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth in "Additional Factors That Might Affect Future Results" commencing on page 8. Certain sections in this report have been identified as containing forward-looking statements. The reader is cautioned that other sections not so identified may also contain forward-looking statements.

OVERVIEW

Fusion Medical Technologies, Inc. ("Fusion" or the "Company") was incorporated in Delaware in 1993. The Company is developing proprietary wound closure products it believes may have broad application in a variety of surgical procedures, including procedures requiring anastomoses and minimally invasive surgeries. The Company's products are designed to effectively treat surgical wounds in a wide variety of organs and blood vessels by rapidly forming flexible seals across the targeted tissue. The Company believes that its wound closure products have the potential to reduce complications associated with bleeding and fluid leaks during and after surgery. As a result, the Company believes its products will reduce hospital costs.

                                       V

The Company is developing a collagen-based flowable gel product - FloSeal-TM-("FloSeal" or "FloSeal Matrix")to enable surgeons to quickly and easily stop bleeding occurring in connection with a wide variety of surgeries, such as those performed by cardiac, vascular and general surgeons. Pre-clinical tests indicate these products may be effective in controlling active bleeding. The first version of the flowable-gel product will be targeted for bleeding control in open surgery. The Company expects to begin applications evaluation testing in humans and human clinical trials in the United States under an Investigational Device Exemption (IDE) and Pre-Marketing Approval (PMA) regulatory pathway in the near future.

The Company has determined, following four complete quarters of selling and marketing effort, that its RapiSeal product has not achieved the level of sales performance, using its direct sales-force, to indicate that it would become a self-sustaining product for the Company. Subsequent to this determination, the Company began to evaluate how to minimize further investment in the product, including the process whereby its small sales-force will be disbanded. As of the filing date, no specific determinations had been made regarding what charges, if any, will be related to this action and no reserve was made as of the Balance Sheet date.

Future revenues, if any, and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors; the progress of clinical trials, actions relating to regulatory and reimbursement matters, the extent to which the Company's product or products gain market acceptance, the rate at which the Company establishes a distribution network or other selling agreements, the timing and size of any distributor purchases, and the introduction of competitive products.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES

The Company recorded revenues from product sales of $66,000 for the quarter ended September 30, 1997 and $144,000 in the first nine months of 1997 in comparison to revenues for the three and nine months ended September 30, 1996 of $8,000. September 30, 1996 represented the first full quarter of selling following the Company receiving clearance from the FDA to commence selling the RapiSeal patch. Gross margins were negative as a result of low unit sales volume and manufacturing start-up costs.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 16% to $1,441,000 in the three months ended September 30, 1997 compared to $1,241,000 in the three months ended September 30, 1996, and by 14% to $4,024,000 in the first nine months of 1997 from $3,519,000 in the first nine months of 1996. The increase for the third quarter of 1997 was attributable to increased numbers of employees and related use of supplies, consultants and laboratory research as the Company substantially increased its activities. In particular, expenses for the third quarter ended September 30, 1997 included expenses associated with the Company's FloSeal program.

MARKETING, GENERAL AND ADMINISTRATIVE

Marketing, general and administrative expenses increased 32% to $1,109,000 in the three months ended September 30, 1997, compared to $843,000 for the three months ended September 30, 1996, and by 68% to $3,395,000 in the first nine months of 1997 from $2,025,000 in the first nine months of 1996. The increase for

                                      VI
the third quarter, compared to the year earlier period, was primarily the result of increases in sales and administrative personnel, expanded marketing activities and occupancy related costs, and costs associated with the development and implementation of a shareholders' rights plan. Subsequent to the end of the third quarter, the Company began to evaluate how to minimize further investment in the RapiSeal Patch product and the process whereby its small sales-force will be eliminated. As of the filing date, no specific determination had been made regarding what charges, if any, will be related to this action and no reserve had been made as of the Balance Sheet date.

INTEREST INCOME

Net interest income increased 6% to $282,000 for the three months ended September 30, 1997 compared to $265,000 for the three months ended September 30, 1996, and by 113% to $912,000 in the first nine months of 1997 from $428,000 in the first nine months of 1996. The increases were attributable to the Company's initial public offering in June 1996, which increased its average cash balances and improved management of the Company's investment portfolio.

NET LOSS

As a result of the items discussed above, net loss was $2,399,000 for the three months ended September 30, 1997 and $6,973,000 for the nine months ended September 30, 1997. This is compared to a net loss of $1,818,000 for the three months ended September 30, 1996 and $5,115,000 for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's cash, cash equivalents and available-for-sale securities (classified as both long term and short term) were $16,860,000 compared to $23,485,000 at December 31, 1996. On June 7, 1996, the Company completed its initial public offering (IPO) selling 2,100,000 shares of common stock at a price of $13.00 per share. The net proceeds to the Company from the IPO were approximately $24,500,000.

For the nine months ended September 30, 1997 and 1996 the Company's operations consumed cash of $6,206,000 and $4,261,000, respectively. The increase in cash consumed by operations was due primarily to increased marketing activities and associated personnel costs, start-up manufacturing activities, and funding increased levels of research and development of the RapiSeal Patch and the FloSeal. The Company expects the increased use of cash to continue through the end of 1997 as it expands research and development of the FloSeal and other Fusion products and, absorbs costs related to the de-emphasis of the RapiSeal patch and the termination of its direct sales force and related selling effort.

Although Fusion believes that current cash balances, augmented by investment income, will be sufficient to meet the Company's operating and capital requirements at least through 1998, the Company may require additional financing within this time frame. After lengthy discussion with the FDA, the Company has determined that the FloSeal will follow the PMA regulatory pathway. Although a PMA has the substantial commercial advantage of broader labeling, it is also more lengthy and a more expensive process. Thus, the PMA determination will significantly increase the cash required before commercialization of the FloSeal, in comparison to a 510(k). Fusion's future liquidity and capital requirements will depend on numerous factors, including the receipt of and the time required to obtain regulatory clearances and approvals for the FloSeal, the resources the Company devotes to developing, manufacturing and marketing its products and other factors. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

                                      VII

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

TECHNOLOGY AND DEVELOPMENT RISK. To be successful the Company's products under development must act favorably in humans. The physiological processes and effects that these products seek to provide are very difficult to achieve and are dependent upon many independent and interacting variables which are not fully understood. The products must be effective in treating the substantial variations involved from patient to patient, as well as with regard to the differing techniques and procedures employed by surgeons. The technologies related to these potential products are evolving and are not fully developed. As a result, the predictability and success of the technology design process with respect to these products is highly uncertain. As a consequence of the above factors and many additional factors, the time and expense required to design and develop a product is highly uncertain and cannot be predicted reliably. With respect to any particular product under development, desired physiological effects or product specifications may not be fully achieved, if at all. Even if the products are successfully developed to achieve desired biological effects, there can be no assurance that successful clinical effects will be achieved, that successful regulatory clearances will be secured or that the products will become economically viable. If the Company were not successful in developing its planned products, its business, financial condition and results of operations would be materially adversely affected.

COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. The wound closure market is highly competitive, and the Company expects competition in its targeted markets to intensify. The Company expects to encounter direct competition from companies offering pericardial strips, synthetic strips, and synthetic fibrin glues. In addition, several large companies targeting the wound closure market may be developing products that would compete with the Company's products. The Company is also aware of several potential competitors that are working on a biological tissue sealant. Many of the competitors or potential competitors have greater name recognition, broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing research and development staffs and facilities than the Company. Broad product lines may give the Company's competitors or potential competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that may compete with the Company's products. By offering a broader product line, these potential competitors may also have a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that increasingly seek to reduce costs through centralization of purchasing functions. There can be no assurance that the Company will be able to effectively compete against such competitors or potential competitors. In addition, there can be no assurance that the Company's current competitors or other companies will not succeed in developing technologies and products that are more effective than the Company's or that would render the Company's technology or products obsolete or non-competitive.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain the proprietary aspects of its technology. The Company has pursued its own patents covering its technologies in various forms. In addition, the Company has licensed technology to further broaden its patent portfolio. The Company owns three and has licensed two issued United States patents, and has 18 pending United States patent applications related to its patch technology and liquid formulations. The Company has also licensed one United States patent related to the manufacture of its patch technology. There can be no assurance that the pending patent applications will issue, or that the issued patent or any patents that may issue in the future will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. Moreover, litigation or interference proceedings associated with enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel. The Company has filed certain corresponding patent applications in certain foreign countries and may file additional patent applications outside the United States. The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believes the protection provided by foreign

                                      VIII
patents, if obtained, and any other foreign intellectual property protection may be weaker than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products. A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for wound closure. In addition, the medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain competitive advantage. There can be no assurance that suits will not be brought against the Company in the future challenging its patent rights or claiming infringement on patents held by third parties.

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

RISKS RELATED TO FLOSEAL. Following the end of the third quarter, the Company decided to shift essentially all discretionary resources then committed to the support of the RapiSeal Patch to its flowable gel product, FloSeal. FloSeal, which the Company believes to have substantially greater market potential, thus was reinforced as the Company's lead product in terms of potential strategic impact on the Company's operations. FloSeal is expected to enter human clinical trials in the near future. The Company is in the process of scaling-up production for application in these trials. There can be no assurance that this product scale-up can be successfully completed, that the resulting product(s) will be successful in human clinical trials, that they will gain regulatory clearance, or that FloSeal will be accepted in the marketplace as a commercially viable solution for the surgeon's requirements to control bleeding during various surgical procedures. There can be no assurance that corporate strategic alliances can be concluded to aid in the development or distribution of the product or that such alliance can be concluded on favorable terms. There can be no assurance that future revenues, if any, will provide a reasonable return, if any, on the cost of development. Unless FloSeal is successfully introduced and marketed, the Company's business prospects, financial condition and results of operations will be materially and adversely affected.

REGULATORY UNCERTAINTY. The regulatory processes for the approval of medical devices, such as the Company's products, are highly uncertain. The time and expense required to obtain approvals can vary widely. In certain cases, an approval may not be ever gained. In particular, the regulatory process in the United States is arduous and demanding. A major factor in the time and expense required for a device approval to market is the type of submission required, 510(k) or PMA. While the Company generally seeks the faster 510(k) regulatory pathway for its products whenever it believes this pathway is appropriate, the decision as to the pathway is essentially within the sole discretion of the FDA and there can be no assurance that a 510(k) pathway will be obtained. A PMA process is significantly longer and more expensive. Likewise, the FDA sets the requirements for the size and structure of clinical trials after input from the Company. There can be no assurance that the clinical requirements of the FDA for submissions will be favorable to the Company or within its expense and time estimates or result in an economically viable program. The clinical or other requirements can change during the process resulting in new requirements or standards which materially increase the time and expense of the regulatory process. The FDA can require additional clinical trials or tests and requirements after the initial submissions. The time required for review and approval at the FDA can vary widely depending on the quality of the submittal and many other factors. Many of the factors affecting the time and expense required within the regulatory process are outside the control of the Company. Longer and more expensive clinical trials can have a material adverse effect on the financial results and operations of the Company. The regulatory processes outside the United States also vary widely in the time and expense required for approval and may result in no approval at all. In summary, there can be no assurance that approvals will ever be granted for any of the Company's products currently in the development process or that the time and expense of the regulatory process can be reliably estimated or will result in an economically viable investment.

UNCERTAINTY OF MARKET ACCEPTANCE. The Company's success will depend upon the medical community's active sponsorship and ultimate acceptance of the FloSeal and other products. The Company is unable to predict how quickly, if at all, the medical community will accept its products or, if accepted the number of products that will be used. Use of the Company's products will require changes in surgical practices, and there can be no assurance that surgeons will be willing to make such changes. To achieve market acceptance of its products, the Company must also demonstrate that its products offer clinically significant advantages. Moreover, this limited experience with patients may initially make it difficult for the Company to ascertain those factors most relevant to the surgeon's decision whether to use the Company's products. The

                                      IX
failure of the FloSeal or other Fusion products to achieve significant clinical adoption would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT. In the United States, health care providers that purchase medical devices, such as the FloSeal or other Fusion products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or part of the cost of the procedure in which the medical device is used. The Company's success will be dependent, in part, upon its ability to obtain satisfactory third-party reimbursement from health care payors for surgical procedures that may use the FloSeal or other Fusion products. The Company anticipates that in a prospective payment system, such as the Diagnostic Related Group System utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedures and that there will not be separate reimbursement for the Company's products. Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of the FloSeal or other Fusion products will be required to obtain reimbursement. There can be no assurance that any reimbursement will be sufficient to assure profitability. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

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


LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company has had limited sales to date and only has a small sales and marketing organization. The Company intends to market its products primarily through agreement with distributors or by means of collaborative arrangements, and the Company has entered into a limited number of agreements or arrangements to date. Subsequent to the end of the third quarter, the Company began to evaluate how to minimize further investment in the RapiSeal Patch product and the process whereby its small direct sales-force, which was testing the feasibility of selling RapiSeal directly to medical centers, will be disbanded. As of the filing date, no specific determinations had been made regarding what charges, if any, will be related to this action and no reserve had been made as of the Balance Sheet date. There can be no assurance that the Company will be able to enter into agreements with additional distributors or collaborative arrangements on a timely basis or at all, or that such distributors or collaborators will devote adequate resources to selling the Company's products. In addition, to the extent that the Company enters into distribution agreements or collaborative arrangements for the sale of its products, the Company will be dependent upon the efforts of third parties, and there can be no assurance that such efforts will be successful. Failure to build an effective selling and marketing organization or to establish effective distribution or collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE. The medical device industry has historically been litigious, and the Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. Although the Company has not experienced any claims to date, there can be no assurance that the Company will not experience losses due

                                       X
to product liability claims in the future. The Company currently maintains liability insurance with coverage limits of $3.0 million on a claims-made basis. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company regardless of their merit or eventual outcome, could have a material adverse impact upon the Company's business, financial condition and results of operations.

LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK. The Company received a manufacturing license from the California Department of Health Services
(CDHS) and commenced shipment of RapiSeal for use in its clinical trial in November 1995. The Company commenced selling its second product, the SilverBullet, in June 1997. In the quarter ended September 30, 1997, the Company generated product revenues of approximately $66,000. However, the Company has limited experience manufacturing RapiSeal and the SilverBullet, and no experience manufacturing any other products, including FloSeal, in the volumes necessary to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. The Company may encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. The Company's manufacturing facilities will be subject to GMP regulations, international quality standards and other regulatory requirements. Difficulties encountered by the Company with the scale-up of manufacturing or failure by the Company to implement and maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements would entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any manufacturing difficulties involving production yields, quality control and assurances, supplies of components or shortages of qualified personnel encountered by the Company could also have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for United States and international clinical trials and commercial sales.

DEPENDENCE ON SINGLE SOURCE SUPPLIERS. The Company purchases several components of its products from single source suppliers. Generally, the Company believes that there are alternative suppliers of equivalent materials available, and that the Company could substitute suppliers with minimal regulatory consequences from this substitution. However, there can be no assurance that such substitute suppliers will be available, or that such substitutions could be made in a timely manner or on commercially reasonable terms. In the case of collagen, there are only a few suppliers that could meet the Company's requirements for RapiSeal. The Company currently relies exclusively on one supplier of collagen and expects to continue to do so through at least the end of 1997. Fusion and this supplier have entered into a long-term supply agreement. The Company has another source of collagen for FloSeal. At this time, the Company has not entered into a long term supply agreement with this collagen supplier. However, if these suppliers were unable to meet the Company's demands, there can be no assurance that the Company would be able to secure alternative sources of collagen to produce sufficient product to meet its customers' needs. A transition to alternate arrangements could involve additional costs and delays in production. There can be no assurance that such transition would be successful in entering into alternate arrangements on commercially reasonable terms, if at all. Sterilization of the Company's product is out-sourced to a single vendor. While the Company believes alternative sterilization vendors are readily available, there can be no assurance that such vendors would be available or that such a transition could be made in a timely, cost-effective manner. In the event the Company is not able to acquire sufficient supplies from its current sources or to locate alternate sources on commercially reasonable terms, the Company may not be able to manufacture its products on a timely and cost-competitive basis, or at all, which would have a material adverse effect on the Company's business, financial condition and results of operations.

PART II:  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

                                       XI

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


                                       XII

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.



                          FUSION MEDICAL TECHNOLOGIES, INC.



Date:     November 11, 1997                  By: /s/ Philip M. Sawyer
                                             ----------------------------------
                                             Philip M. Sawyer
                                             President, Chief Executive Officer



                                             By: /s/ Raymond W. Anderson
                                             ----------------------------------
                                             Raymond W. Anderson
                                             Vice President, Finance and
                                             Chief Financial Officer

                                     XIII