Form 10-K405
period 1997-12-31
FUSION MEDICAL TECHNOLOGIES INC
filed 1998-04-01
CIK 1013466

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 1997.
                                        OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.
     For the transition period from                to                   .
                                    ---------------    -----------------

                        Commission file number: 000-28460

                        Fusion Medical Technologies, Inc.

            (Exact name of registrant as specified in its charter)

              Delaware                                    96662349
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

              1615 Plymouth Street, Mountain View, California 94043
               (Address of principal executive offices)     (Zip code)

      Registrant's telephone number, including area code: (650) 903-4000

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $.001 par value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [  ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on March 12, 1998 as reported on the Nasdaq National Market, was approximately $7,960,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 12, 1998, the Registrant had 7,138,326 shares of Common Stock outstanding.
                         --------------------------
                    DOCUMENTS INCORPORATED BY REFERENCE
     The information called for in Part III is incorporated by reference from the Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on May 21, 1998.
                         Fusion Medical Technologies, Inc.

                                      INDEX


                                                                         Page
                                                                        Number


PART I

Item 1.     Business.....................................................  3
Item 2.     Properties..................................................  13
Item 3.     Legal Proceedings...........................................  13
Item 4.     Submission of Matters to a Vote of Security Holders.........  13


                                      PART II

Item 5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters....................................  15
Item 6.     Selected Financial Data.....................................  16
Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..............................  17
Item 8.     Financial Statements and Supplementary Data.................  25
Item 9.     Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................  26


                                   PART III

Item 10.     Directors and Executive Officers of the Registrants........  26
Item 11.     Executive Compensation.....................................  26
Item 12.     Security Ownership of Certain Beneficial Owners
                  and Management........................................  26
Item 13.     Certain Relationships and Related Transactions.............  26



                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules....................  27



                                     PART I

Item 1.  Business.

     The Business section and other parts of this Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations --- Factors Affecting Future Operating Results and Market Price of Common Stock" commencing on page 23.

The Company

     Fusion Medical Technologies, Inc. ("Fusion" or the "Company") was incorporated in Delaware in 1993. Fusion is developing surgical sealants designed to treat surgical wounds in a wide variety of organs and blood vessels, initially targeting cardiac, vascular, orthopedic, and neurosurgery applications. The Company believes its sealants have the potential to reduce the time spent in the operating room controlling bleeding and post-operative complications, thereby reducing hospital costs.

     The Company is developing "FloSeal Matrix", a collagen-based gel with unique physical properties which is mixed with thrombin, a proven blood clotting enzyme, to create an effective topical agent for sealing problematic bleeding that can occur in a wide variety of surgeries. In an initial series of thirty-five surgery patients completed in February 1998, this hemostatic sealant successfully stopped bleeding in 72 of 74 discrete applications. The Company expects "FloSeal Matrix" to enter United States clinical trials under and Investigational Device Exemption ("IDE") in March 1998.

Background

     Over 20 million surgical procedures are performed annually in the United States. Effective closure of surgical wounds and control of bleeding is critical to restoring the physical integrity and function of injured or diseased tissue, and ultimately to ensuring the success of the surgical procedure. Failure to close surgical wounds completely can result in serious or possibly life-threatening complications, including blood loss, infection, excessive scarring, and air and fluid leakage. A variety of devices have been developed to assist the physician with the surgical closure and sealing of tissue, including sutures, staples, and commercial fibrin glues (which are currently available only outside the United States).

     Historically, the most common method of wound closure has been the use of sutures ("stitches"), which mechanically approximate the tissues on either side of an incision or wound to facilitate healing. In the 1960s, surgical stapling was introduced to reduce the time-consuming and cumbersome aspects of suturing. This technique also draws together tissue, but instead of a suture, uses a staple to maintain approximation. Industry sources estimate that the worldwide market for sutures and staples is approximately $2.5 billion.

     Sutures and staples, however, have a number of limitations when applied to certain organs and vessels. They do not have inherent sealing capabilities and, as a result, cannot always eliminate bleeding from the wound site. For example, once a surgeon creates a vascular anastomosis (the joining of two tubular structures, like blood vessels) using sutures, blood leakage can occur because the arterial system is under high pressure. Surgeons may be reluctant to add additional sutures, because they may compromise the integrity of the anastomosis and lead to a stricture, the narrowing of the artery itself. Additionally, fragile or friable tissues often lack the basic structural integrity to support sutures and staples. As a result, sutures and staples can pull through these tissues, causing damage to the organ and increasing the risk of post-operative complications. Solid abdominal organs, like the liver and spleen, are especially difficult to seal with sutures. Diffuse bleeding (usually an oozing, low level bleeding) across an area, which can occur following a dissection of adhesions (scar tissue) in a re-do procedure, is not well suited for control by additional sutures. Finally, sutures and staples can also be difficult to place, particularly when used in endoscopic or minimally invasive surgical procedures where the surgeon is operating in the limited space provided by body cavities through ports or trocars (devices which provide access to the surgical target tissue through minimally-sized incisions).

     In recent years, numerous products, including topical hemostats and fibrin glues, have been used, often in conjunction with sutures and staples, to control bleeding. However, these products are generally ineffective on actively bleeding tissue surfaces. Topical hemostats in sponge or strip form may require manual pressure to be effective and are generally removed prior to closing the surgical incision. They can also be awkward and difficult to place precisely. Commercially available fibrin glues are derived from pooled human blood plasma and, because of concerns about possible viral transmission, have yet to be approved for use in the United States. Despite these limitations, industry sources estimate that worldwide sales of hemostatic agents were approximately $300 million in 1997. Sales of commercial fibrin glues outside the United States were approximately $270 million in 1997. The Company estimates that approximately 60% to 70% of the fibrin glue applications are for the control of bleeding. While fibrin glues can be produced from a patient's own blood (autologous glues), these glues typically adhere to tissue less effectively than commercially available glues, take approximately an hour to prepare, and thus must be mixed prior to surgery, irrespective of whether or not they are actually used in the procedure.

     The limitations of current sealant products have been particularly pronounced in procedures involving anastomoses and in certain minimally invasive surgeries.

Vascular Anastomosis
--------------------

     Anastomosis is the surgical technique in which two vessels or hollow tubular organs are joined. The most common type of anastomoses are those performed to join blood vessels, in such procedures as Coronary Artery Bypass Graft ("CABG") surgery and abdominal aortic aneurysm repair. Government and industry sources estimate that approximately 650,000 procedures requiring vascular anastomoses were performed in 1995. Anastomoses are typically performed with a single layer of sutures and are technically demanding, since they are immediately challenged by blood flow under high pressure within the arterial system. Post-operative bleeding from anastomoses can be catastrophic, necessitating immediate re-operation to stop dangerous hemorrhaging.

Minimally Invasive Surgery
--------------------------

     Minimally invasive surgery ("MIS") entails operating through trocars or ports placed through small incisions. As a result of the multiple benefits of MIS, there has been a marked trend toward adoption of MIS in place of traditional open procedures. While the conversion of an open procedure to a minimally invasive procedure involves specific limitations and challenges, the single largest impediment to conversion, according to several independent marketing studies, has been the difficulty of reliably suturing and stapling surgical wounds in the limited spaces encountered when operating through ports or trocars. The Company believes its products may supplement the use of sutures or staples, particularly to control bleeding. Moreover, its products may prevent the intra-operative conversion of MIS procedures back to an open approach due to problematic bleeding that cannot be controlled using conventional means.


Fusion Products

     Fusion has developed proprietary surgical sealant products which the Company believes have broad application in various surgical specialties. The Company's products are designed to treat surgical wounds in a wide variety of organs and blood vessels by forming a flexible seal across the targeted tissue. Its hemostatic sealant product, "FloSeal Matrix", has been designed to be easily applied to the targeted tissue to seal active bleeding. It can be used in areas that are difficult to access for sutures or staples and may provide surgeons with an additional margin of safety in the control of bleeding.


"FloSeal Matrix" Hemostatic Sealant
----------------------  -----------

     "FloSeal Matrix" consists of a proprietary, collagen-based gel with a unique physical structure and thrombin, a commercially available clotting enzyme. Mixed in the operating room prior to use, these components create a highly effective matrix that holds thrombin on the surface of small gel particles and presents a very large surface area of thrombin to blood flowing around the particles. The product and the blood interact to generate a strong clot at the tissue surface which stops further bleeding. "FloSeal Matrix" adheres to the underlying wound surface, swells due to the absorption of blood or fluids, forms a structural matrix, and applies beneficial pressure to the bleeding site. The sealant is easily delivered to the targeted site of bleeding from a syringe or other specialized delivery device without the need for an outside energy source. Excess material can be removed without restarting bleeding. The remaining sealant is incorporated into the clot and is left in the body. It is bio-resorbed within approximately 30 days.

     "FloSeal Matrix" is designed for use as a hemostatic sealant in wet, actively bleeding environments, in which fibrin glues and conventional hemostats do not generally work effectively. When applied to actively bleeding surfaces, including arteries under pulsatile pressure, "FloSeal Matrix" is designed to stop bleeding within several minutes.

     In a series of applications evaluations in 35 patients in Canada and the Netherlands, "FloSeal Matrix" successfully sealed a variety of bleeding conditions during surgery. As a result, the Company believes a significant opportunity exists for the product in cardiovascular surgery, including minimally invasive CABG anastomoses; in vascular surgery, especially with synthetic grafts, and in other applications such as orthopedic back surgeries where it is necessary to retain visibility and control oozing bleeding. Other target applications, such as neurosurgery, are appropriate where conventional means of achieving hemostasis (sutures, staples, electrocautery, topical hemostats, etc.) either are ineffective, or cannot be used due to concerns about tissue damage. In the series of 35 surgical patients, "FloSeal Matrix" successfully stopped bleeding in 72 of 74 discrete applications. Bleeding conditions ranged from moderate to severe, which normally require surgical intervention with suture or clips. Both applications where "FloSeal Matrix" could not stop bleeding required additional sutures to control the bleeding. Success in a variety of surgical procedures ranging from endarterectomies, to pediatric heart reconstruction, to spinal discectomies may indicate "FloSeal Matrix" broad potential. In a large majority of cases (86%), the patients had impaired coagulation resulting from treatment with heparin, coumadin, ticlopidine, aspirin or other anti-coagulant drug regimens that prevent unwanted blood clot formation during surgery, from extended use of heart-lung machines which degrade platelet function, or from hemophilia.

     The Company expects "FloSeal Matrix" to enter United States clinical trials under an Investigational Device Exemption ("IDE") in March 1998. As currently configured, the trials will require approximately 300 patients, 50% treated with "FloSeal Matrix" and 50% treated with a standard control. The trials will be conducted at 10 medical centers and will include three surgical specialties, cardiac, vascular and orthopedic (back). The indication sought will be a broad hemostasis claim. The Company currently expects this trial to be completed and a Pre Market Approval ("PMA") submitted to the FDA late in 1998 or early in 1999.


     The Company currently plans to use data from its United States clinical trial for a regulatory submission in Europe in support of a CE Mark clearance.

     In addition, the Company plans to do smaller specialty clinical trials in support of United States clearances in market subsegments.

     The Company believes "FloSeal Matrix" products will offer the following key benefits:

 .    Effective Sealing of Bleeding Tissue. The two components of the Company's
     ------------------------------------
 "FloSeal Matrix" hemostatic sealant -- gelatin granules and topical thrombin - rapidly generate a stable clot and physically seal wound sites. By conforming to and swelling at the site, the gelatin granules help establish and maintain contact with the underlying tissue, even in actively bleeding wounds. Thrombin acts at the end of the normal clotting cascade, enzymatically converting fibrinogen in the patient's blood into fibrin monomers, which then polymerize to form a fibrin clot, incorporating the gelatin particles. The resulting gelatin and fibrin matrix remains in place at the tissue surface and provides a sealing effect at the wound site.

 .    Ease of Use."FloSeal Matrix" is typically mixed in less than two minutes.
     ------------
In the current configuration, surgeons easily apply the gel to the bleeding site with a single-barrel syringe-based delivery system. No outside energy is required and thus no energy source is needed to be scheduled into the operating room. Minimal training is necessary. Based on initial cases, the Company believes that surgeons will quickly learn how to use the product effectively.

 .    Broad Applicability.  Independent market research confirms that
     --------------------
problematic bleeding is encountered in a broad variety of surgical specialties. To date, "FloSeal Matrix" has been used successfully in vascular anastomoses, where the bleeding is under high pressure and the patients are often treated with agents that impair the normal coagulation process and make bleeding more difficult to control. With this experience, the Company believes that its product will have broad applicability in other specialties as well.

 .    Safety.  The materials used in "FloSeal Matrix", are derived from
     -------
 naturally occurring biomaterials that have a safe history of use in humans.


 .    Resorption.  The Company's "FloSeal Matrix" is resorbed by the body.
     -----------
This feature enables surgeons to leave residual material behind without concern that it may lead to post-operative complications. The Company's technology permits Fusion to modify the resorption period of its products to suit a variety of surgical applications. The Company's hemostatic sealant is largely resorbed by the body over a period of 30 days, which corresponds to the natural wound healing process.

 .    Utility in Minimally Invasive Surgery.  The Company's "FloSeal Matrix"
     --------------------------------------
 technology is compatible with instruments and techniques used in minimally invasive surgeries.

Fusion Liquid Adhesive (glue)
-----------------------------

     In an earlier research stage, Fusion Liquid Adhesive is a two-component collagen-based glue, which can be used to adhere tissue planes and to seal fluid leaks. Based on results in animal models, this product may have considerable utility in intestinal surgery for sealing bowel anastomoses and in cranial and back surgery for sealing dura mater. Its adherence capabilities should serve well in aortic surgery for chronic and acute dissection, and in gluing tissue planes in plastic surgery. It could also be used for sealing air leaks in pulmonary surgery for cancer or emphysema.


Research and Development

     The Company's research and development activities are focused on enhancing and expanding the applications of the flowable gel technology platform (including "FloSeal Matrix" and related line extensions), and developing other liquid sealants to broaden the potential markets for the Company's products. The Company has established an active dialogue with surgeons to ascertain the most desirable product enhancements for "FloSeal Matrix".

Sales and Marketing

     Fusion's current marketing efforts are directed at identifying and confirming target applications for "FloSeal Matrix" and at defining user requirements for potential product enhancements and specific end-user applications. The Company is conducting discussions with prospective distribution partners to provide sales, marketing and distribution functions in both the United States and international markets. The Company believes these prospective distribution partners have well-established, proven distribution capabilities with respect to the targeted surgical customers and offer an efficient means to sell "FloSeal Matrix" in broad, diffuse markets in shorter time frames.


Manufacturing

     The Company's manufacturing operations are located in a portion of a 13,200 square foot in-house facility in Mountain View, California. Fusion acquires raw materials and product components from suppliers, processes the raw materials internally to the appropriate form and compositions, packages kits, arranges for sterilization by a third party and then packages the products for shipment. The Company acquires several raw materials and components of its product from single suppliers. Generally, the Company believes that there are alternative suppliers of equivalent materials available and that the Company could substitute suppliers with only minimal regulatory consequences from this substitution. However, there can be no assurance that such substitute supplies will be available or that such substitutions could be made in a timely manner, on commercially reasonable terms, if at all. In the event the Company is unable to acquire sufficient supplies from current sources or locate alternate sources on commercially reasonable terms, the Company may not be able to manufacture its products on a timely and cost-competitive basis, or at all. This would have a material adverse effect on the Company's business, financial condition and results of operations.

     In the case of hide (the raw material which is processed into a proprietary form of gel), there are only a few suppliers that could currently meet the Company's requirements. The Company currently relies exclusively on one supplier of hide and expects to continue to do so through at least the end of 1999. Fusion and this supplier have entered into a supply agreement for 1998. However, there can be no assurance that the Company would be able to secure sufficient inventory of hide to produce sufficient product to meet its customers' needs. A transition to alternate arrangements would involve additional costs and delays in production. There can be no assurance that such transition would be successfully achieved on a cost-effective or timely basis, if at all, or that the Company would be successful in entering into alternate arrangements on commercially reasonable terms, if at all.

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


Patents and Proprietary Rights

     The Company has pursued its own patents covering its technologies in various forms. In addition, the Company has licensed additional technology to further broaden its patent portfolio. The Company owns three and has licensed three issued United States patents, and has 20 pending United States patent applications related to its technology and products. There can be no assurance that the pending patent applications will issue or that the issued patent or any patents which may issue will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. The Company has filed certain corresponding patent applications in certain foreign countries and may file additional patent applications outside the United States. The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believes the protection provided by foreign patents, if obtained, and any other foreign intellectual property protection may be weaker than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets. A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for wound closure. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Many companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage, and there can be no assurance that suit will not be brought against the Company in the future. Moreover, litigation or interference proceedings associated with enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel.

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

     Following submission of the 510(k), the manufacturer or distributor may not place the device into commercial distribution unless and until an order is issued by the FDA finding the product to be substantially equivalent. In response to a 510(k), the FDA may declare that the device is substantially equivalent to another legally marketed device, for which FDA had not required a PMA, and allow the proposed device to be marketed in the United States. The FDA, however, may require further information, including clinical data, to make a determination regarding substantial equivalence, or may determine that the proposed device is not substantially equivalent and requires a PMA. Such a request for additional information or determination that the device is not substantially equivalent would delay market introduction of the products that are the subject of the 510(k).

     If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device for which the FDA has not required a PMA, the manufacturer or distributor must seek pre-market approval of the proposed device through submission of a PMA. A PMA must be supported by extensive data, including, laboratory, pre-clinical and clinical trial data to prove the safety and effectiveness of the device as well as extensive manufacturing information. The PMA process can be lengthy, expensive and uncertain and is typically longer than that required for a 510(k). If granted, approval of the PMA may include significant limitations on the indicated uses for which a product may be marketed.

     The Company received a 510(k) clearance to market its RapiSeal patch in lung surgeries in June 1996 and to treat bleeding in liver/spleen surgeries in March 1997. PMA approval may be required for its "FloSeal Matrix" and other liquid sealant products. There can be no assurance that the Company will be able to obtain necessary 510(k) clearances or PMA approvals to market its products for the intended uses on a timely basis, if at all. Moreover, regulatory clearances and approvals, if obtained, may include significant limitations on the indicated uses for which a product may be marketed. Delays in receipt of or failure to receive such approvals or clearances, the loss of previously obtained approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Products."

     The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS"), and to list its products with the FDA. As such, the Company will be inspected by both the FDA and CDHS for compliance with Quality System Regulations ("QSR"), which incorporate the FDA's former Good Manufacturing Practices regulations, and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner. Prior to approval of a PMA, the FDA will conduct an inspection of the Company's manufacturing facility to assure compliance with QSR. The FDA has not inspected the Company for QSR compliance. In August 1995, the Company's Mountain View facility was inspected by the CDHS with no violative observations, and the Company was subsequently granted a California medical device manufacturing license.

     The Company is required to provide information to the FDA on death or serious injuries that its medical devices have allegedly caused or contributed to, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits the marketing of approved devices for uses other than those specifically cleared for marketing by the FDA, except in certain limited situations as permitted by the FDA Modernization Act of 1997. If the FDA believes that a Company is not in compliance with the law or regulations, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the Company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Medical Devices

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

     The European Union has promulgated rules which require that medical devices receive by mid-1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with the European Union Medical Devices Directive (the "Directive"). The ISO 9000 series of standards for quality operations have been developed to ensure that companies know the standards of quality to which they must adhere to receive European Union certification. The Company received ISO 9001 qualification of its processes in February 1997.

     Once a manufacturer has satisfactorily completed the regulatory compliance tasks required by the Directive and received favorable determinations by the Notified Body, it is then eligible to affix the CE Mark on its products. The quality system will be subject to periodic audit and re-certification, and serious adverse events must be reported to the authorities in the country where the incident takes place. If such incidents occur, the manufacturer may be required to take remedial action, including withdrawal of the product from the EU market. New products may be required to undergo similar testing and 7inspection, prior to being eligible for CE Marking.77

     While additional pre-market approvals are not required by individual countries, practical complications and various other differences have arisen among member countries, such as labeling requirements and additional scientific information. Moreover, since the Directive does not cover reimbursement and distribution practices, differences may occur in these and other areas as well.

     An unapproved PMA device may be exported to any country, without prior FDA approval, provided the unapproved product is in compliance with the laws of that country and has been approved in a listed country, as defined in Section 802 of the FDC Act. An unapproved PMA device, intended only for investigational use in a listed country, may be exported in accordance with the laws of that country and is exempt from the investigational device provisions of the FDC Act. An exporter must notify the FDA upon commencing export of an unapproved PMA device. An unapproved 510(k) device may be exported to any country without prior FDA approval, provided the device accords to the specifications of the foreign purchaser, is not in conflict with the laws of the importing country, is labeled for export, and is not offered for sale in domestic commerce. PMA and 510(k) devices that have been cleared by the FDA do not require FDA export approval or notification.

Medicinal Products

     In 1993, legislation was adopted which established a very new and amended system for the registration of medicinal products in the European Union ("EU"). A significant purpose of this system is to prevent the existence of essentially separate national approval systems which have been a major obstacle to harmonization. One of the most significant features of this new system is the establishment of a new European Agency for the Evaluation of Medicinal Products ("EMEA"). Under this new system, marketing authorization, broadly speaking, may be submitted through either a centralized, or mutual recognition process.

     The centralized procedure is administered by the EMEA; this procedure is mandatory for the approval of biotechnology products and available at the applicant's option for other products that are innovative. The centralized procedure provides for the first time in the EU for the grant of a single marketing authorization which is valid in all EU Member States.

     As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure, under the so-called "decentralized procedure." For products that do not use the centralized procedure, the decentralized procedure became mandatory beginning in January 1, 1998. The decentralized procedure creates a new system for mutual recognition of national approvals and establishes procedures for coordinated EU action on product suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more Member States, certifying that identical dossiers are being submitted to all Member States for which recognition is sought. Within 90 days of receiving the application and assessment report, each Member State must decide whether to recognize the approval. The procedure encourages Member States to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. If such disputes cannot be resolved within the 90-day period provided for review, the application will be subject to a binding arbitration procedure.

     In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. No assurance can be given that, even if a product is approved by a regulatory authority, satisfactory prices will be approved for such product.

Third Party Reimbursement

     In the United States, health care providers that purchase medical devices, such as "FloSeal Matrix", generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. The Company's success will be dependent, in part, upon its ability to obtain satisfactory third-party reimbursement from health care payors for surgical procedures that may use its products.

     The Company anticipates that in a prospective payment system, such as the Diagnostic Related Group system utilized by Medicare and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedure, and that there will not be separate additional reimbursement for the Company's products. Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of its products will be required to obtain reimbursement. While the Company believes that its products offer clinical benefits and just as importantly, cost savings which could encourage use under a case-based prospective payment scheme, there can be no assurance that any reimbursement will be sufficient to achieve profitability.

     Market acceptance of the Company's products in international markets will be dependent in part upon the availability of reimbursement within the prevailing health care payment systems for the procedures in which they are used. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. The Company intends to seek international reimbursement approvals. There can be no assurance that any such approvals will be obtained in a timely manner, if at all, and failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

     The surgical sealant market is highly competitive, and the Company expects competition in its targeted markets to intensify. Direct product competition includes topical hemostatic agents, cryoprecipitates and fibrin glues. Several large companies involved in medical technology and hospital supply may be developing products that would compete with the Company's products. The Company is also aware of several potential competitors that are working on biological tissue sealants. Many of these competitors or potential competitors have greater name recognition, broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs than the Company. There can be no assurance that the Company can effectively compete against such competitors or potential competitors. In addition, there can be no assurance that the Company's current competitors or other companies will not succeed in developing technologies and products that are more effective than the Company's or that would render the Company's technology or products obsolete or not competitive.

     The Company believes that the primary competitive factors in the wound closure market are effectiveness, price and ease of use. In addition, the length of time required for products to be developed and to receive regulatory and reimbursement approval, and proprietary position are important competitive factors. The Company believes it is positioned to compete favorably with respect to these factors, although there can be no assurance that it will be able to do so.

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

Employees

     As of March 12, 1998, the Company had 47 employees, 20 of whom were engaged in research and development, 3 in regulatory affairs, 14 in operations, 3 in marketing, and 7 in finance and administration. The Company also had consulting arrangements with 26 persons. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.


Item 2.  Properties.

Facilities

     The Company leases 13,200 square feet in Mountain View, California, which comprise the majority of the Company's office, manufacturing and warehousing space. The lease for this facility extends through December 31, 1998. The Company also leases 7,051 square feet in Mountain View, California, which house the Company's marketing offices and additional administrative offices. Effective May 1, 1998, this space will be reduced to 2,404 square feet with the lease continuing through October 1999. The Company believes that its existing facilities will be sufficient for its basic clinical manufacturing and office requirements through 1998.

     The Company currently is negotiating to extend the Lease of its Plymouth Street facility for up to one year. In addition, the Company must secure and build out additional facilities to prepare for commercial production of "FloSeal". The Company anticipates having to secure these additional facilities and begin installation of production equipment in the first half of 1999.

     The Company's manufacturing facilities are subject to QSR, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its facilities in accordance with QSR, international quality standards or other regulatory requirements could entail a delay or termination of production, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has received a manufacturing license from CDHS. However, the Company has no experience manufacturing its products in the volumes necessary to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. Any manufacturing difficulties involving production yields, quality control and assurance, supplies of components or shortages of qualified personnel encountered by the Company could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for United States and International clinical trials and commercial sales.

Item 3.  Legal Proceedings.

      The Company does not have any on-going litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.



Executive Officers of the Company

The executive officers of the Company and their ages as of March 1, 1998 are as follows:


Name                      Age               Position with Fusion
----                      ---               --------------------

Philip M. Sawyer          33          Vice President and Chief Executive
                                      Officer and Director
Raymond W. Anderson       56          Vice President, Finance and Chief
                                      Financial Officer
Debera A. Brown           45          Vice President, Regulatory and Quality
                                      Assurance
Scott A. Huie             39          Vice President, Operations
Cary J. Reich, Ph.D.      49          Vice President, Research
Joseph F. Rondinone, Ph.D.50          Vice President, Development

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

     Mr. Anderson, joined the Company in July 1997 as Vice President Finance and Chief Financial Officer. From 1996 to 1997, Mr. Anderson was Vice President Finance and Chief Financial Officer at Fidus Medical Technology, Inc., a manufacturer of microwave instruments and catheters for cardiac ablation. From 1994 to 1996, Mr. Anderson was a Director at Recombinant Capital, a consulting firm specializing in strategic alliances in the biotechnology industry. From 1989 to 1994, Mr. Anderson was Vice President Finance at Glycomed Incorporated, a biotechnology company developing therapeutic pharmaceuticals based on the biological activities of complex carbohydrates. From 1985 to 1989, Mr. Anderson was Vice President Finance and Administration at Chiron Corp., a biotechnology company based on rDNA technology. Mr. Anderson is a director of Glyko Biomedical, Ltd., a manufacturer of analytical and diagnostic systems involving analysis of complex carbohydrates. Mr. Anderson holds an M.B.A. from the Harvard Business School.

     Ms. Brown, joined the Company in May 1995 as Vice President, Regulatory and Clinical Affairs. From 1990 to 1995, Ms. Brown was Vice President, Medical and Regulatory Affairs, at Celtrix Pharmaceuticals ("Celtrix"), a manufacturer of biopharmaceutical products from recombinant proteins. From 1974 to 1990, Ms. Brown held various positions in regulatory, quality assurance and project management at Collagen Corporation ("Collagen"), a manufacturer of collagen-derived medical devices. Her most recent position at Collagen was Program Director, Hard Tissue Projects.

     Mr. Huie joined the Company in August 1997 as Vice President Operations. From 1995 to 1997, Mr. Huie was a Director of Pharmaceutical Engineering at Aradigm Corporation, a pharmaceutical and medical device company specializing in non-invasive aerosol drug delivery. He directed process development, scale up, clinical supplies and facilities. From 1990 to 1995, Mr. Huie held various positions at Cygnus, Inc, ("Cygnus") a manufacturer of transferral drug delivery systems and developer of a non-invasive glucose monitoring medical device. His most recent position at Cygnus was Director of Engineering. Mr. Huie holds a B.S. in Chemical Engineering from Rensselaer Polytechnic Institute.

     Dr. Reich joined the Company in May 1995 as Vice President, Research and Development. From 1987 to 1995, Dr. Reich held various positions at Chiron Vision, ("Chiron") a manufacturer of devices and pharmaceuticals to correct, improve and restore vision. His most recent position at

Chiron was Vice President, Research and Development. Dr. Reich holds a Ph.D. in Physical Organic Chemistry from Stanford University.

     Dr. Rondinone joined the Company in November 1995 as Director of Clinical Affairs. In July, 1997, Dr. Rondinone was promoted to Vice President, Development. From 1992 to 1995, Dr. Rondinone was Vice President, Research and Development, for LaserScope Surgical Systems Inc., a manufacturer and world-wide distributor of surgical lasers and instruments. From 1990 to 1992, Dr. Rondinone was a Principal for Rondinone and Associates, a consulting firm specializing in technology assessment and new business development. Dr. Rondinone holds a Ph.D. in physics from the University of California at Los Angeles.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholders
        Matters.

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


     Quarterly high and low closing common stock prices are as follows:
                                          Common Stock Price
                                          ------------------
     Quarter Ended                       High               Low
     -------------                       ----               ---
     June 30, 1996 (from June 7, 1996)  $13.000            $7.375
     September 30, 1996                 $10.125            $5.375
     December 31, 1996                  $10.125            $4.000
     March 31, 1997                     $ 4.875            $3.375
     June 30, 1997                      $ 4.500            $2.750
     September 30, 1997                 $ 5.625            $3.625
     December 31, 1997                  $ 6.000            $2.938


     The last closing price of the Common Stock, as reported on the Nasdaq National Market on March 12, 1998 was $5.00 per share. As of March 12 1998, there were approximately 88 record holders of the Common Stock. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The Company estimates that the number of beneficial shareholders of the shares of the Company's Common Stock as of March 12, 1998 was approximately 1,400.

Item 6.  Selected Financial Data

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Report. The selected financial data set forth below with respect to the Company's statements of operations data for the years ended December 31, 1997, 1996 and 1995 and the balance sheet data as of December 31, 1997, and 1996 are based on audited financial statements of the Company that have been included elsewhere herein and are qualified by reference to such Financial Statements and Notes thereto. The statements of operations data for the years ended December 31, 1994 and 1993 and the balance sheet data as of December 31, 1995, 1994, and 1993 are derived from audited financial statements not included herein. The historical results are not necessarily indicative of the results of operations to be expected in the future


                                      For the Year Ended December 31,
                            -------------------------------------------------
                              1997      1996      1995      1994      1993
                            --------- --------- --------- --------- ---------


Statement of operations data:

Net revenues              $  153,482 $   31,031
Cost of sales                967,884    196,344
                          ---------- ----------
   Gross loss               (814,402)  (165,313)
                          ---------- ----------

Operating Expenses:
Research and development   5,647,160  4,692,921 $2,649,705 $ 755,664   $ 104,566
Sales and marketing        2,420,786  1,581,343    142,174    66,518           -
General and administrative 2,004,349  1,426,174    840,990   349,357     102,549
                          ---------- ---------- ---------- ---------   --------
 Total operating expenses 10,072,295  7,700,438  3,632,869 1,171,539     207,115
                          ---------- ---------- ---------- ---------   --------


   Loss from operations  (10,886,697)(7,865,751)(3,632,869)(1,171,539)  (207,115)

Interest income, net         983,687    910,193    351,236     16,246      3,901
Other income, net            (49,062)         -        920      2,000          -
                         ----------- ---------- ---------- ----------   --------

   Net loss               (9,952,072)(6,955,558)(3,280,713)(1,153,293)  (203,214)
                         =========== ========== ========== ==========   ========

Basic and diluted
  loss per share           $   (1.41)$    (1.52) $   (2.31) $   (0.81)  $  (1.14)
                           ========= ==========  =========  =========   ========

Shares used in computing
  basic and Diluted loss
  per share                7,069,622 4,563,016   1,422,829  1,431,124    178,783
                           ========= =========   =========  =========   ========

                                                December 31,
                             ---------------------------------------------------
                                1997      1996      1995      1994        1993
                              --------  --------  --------  --------    --------
Balance sheet data:

Cash, cash equivalents,
  And available-for-sale
  securities             $14,459,507 $23,485,180 $5,918,030   $222,480 $1,270,443
Working capital           11,849,806  21,072,139  5,314,070    (79,985) 1,166,743
Total assets              15,540,111  25,062,791  6,629,492    436,358  1,216,815
Long-term debt, including
  current portion             43,207     188,889    322,222    200,000         -
Accumulated deficit      (21,544,850)(11,592,778)(4,637,220)(1,356,507) (203,214)
Total stockholders'
  equity                 $14,223,648 $23,742,368 $5,768,442   $125,928 $1,175,315



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Future Operating Results and Market Price of Common Stock" commencing on page 23.


Overview

     Since its inception in October 1992, Fusion has been primarily engaged in the research and development of surgical sealants. As of December 31, 1997, the Company had an accumulated deficit of approximately $21.5 million. Operating losses are expected to continue at least through 2000 as the Company continues to fund early research, product development, clinical trials, regulatory submissions, and related administrative and support services.

     The Company commenced selling its first product, the "RapiSeal" Patch, in the fourth quarter of 1996 using a small sales force to test the commercial feasibility of direct sales as a distribution strategy for the patch and for future Company products. In July 1997, the Company received FDA 510(k) clearance of an electro-cautery accessory, the "SilverBullet", which was designed to improve the application of the "RapiSeal" patch. In addition, the Company developed and introduced an improved second generation patch in response to input from the thoracic surgeons who were the primary users of the patch. CE Mark approval was gained for sales in Europe in February 1997. In the fourth quarter of 1997, it became apparent that the Company's flowable gel product, "FloSeal Matrix" (a promising hemostatic sealant), would require significant resources to keep "FloSeal Matrix" on a priority track. In the Company's assessment, "FloSeal Matrix" had much greater potential and was performing well in pre-clinical testing while the "RapiSeal" patch was proving not to provide strategic leverage for the Company. After careful consideration, the Company decided to discontinue sales of the "RapiSeal" patch, to disband the test sales force, and to allocate the now available resources to "FloSeal Matrix". At year end, the Company made provision for the remaining expenses associated with the exit of the "RapiSeal" patch business. "RapiSeal" sales in 1997 were $153,000.

     The Company made excellent progress in 1997 in the development of "FloSeal Matrix". Beginning in December 1997, "FloSeal Matrix" was utilized in an applications evaluation series of patients to stop bleeding within a wide variety of major surgical procedures and bleeding conditions. "FloSeal Matrix" successfully stopped bleeding in 72 of 74 discrete applications (97%) in its first thirty-five patients. Thirty (86%) of the patients had impaired coagulation due to anti-coagulant drug regimens, heart-lung machine stress or hemophilia. The patients underwent twenty different types of surgeries which were performed at four medical centers in Canada and one medical center in the Netherlands. The Company anticipates the start of clinical trials in the United States under an IDE in March 1998.

     In addition, the Company is conducting an early stage research program to develop liquid adhesives for applications such as physical sealants during surgery.

     Future revenues, if any, and the results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the speed with which the Company's product or products proceed through clinical trials and the preparation of related regulatory submissions, the speed with which regulatory agencies review and potentially clear the Company's products, the rate at which the Company or its corporate partners for distribution establish product distribution networks and mobilize the available sales forces, the rate at which the Company's products gain market acceptance, the timing and impact of the introduction of competitive products for surgical sealant functions, the regulation and setting of relevant reimbursement levels and other factors relating to the commercialization of medical products.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


Results of Operations

1997 Compared to 1996
Revenues
     The Company recorded revenues of $153,000 and $31,000 for the years ended December 31, 1997 and 1996, respectively. The Company's sales representatives commenced full-scale selling activities of the "RapiSeal" patch in October 1996. The Company stopped active selling of "RapiSeal" patch in November 1997 subsequent to a decision to concentrate the Company's efforts on development of "FloSeal Matrix".

Gross Margins
     In 1997, the Company had a gross margin loss of $814,000 compared to a gross margin loss of $165,000 in gross in 1996. The increased loss was the result of a full year of manufacturing start-up expenses in 1997 contrasted to a partial year of manufacturing start-up expenses in 1996. In addition, the Company recorded in 1997 the manufacturing expenses to exit the "RapiSeal" business including the write-down of dedicated equipment and inventories and the estimated expenses to settle supply contracts.

Research and Development
     Research and development expenses were $5,647,000 and $4,693,000 for the years ended December 31, 1997 and 1996, respectively. The increase of $954,000 or 20% was attributable primarily to outside development services for the "SilverBullet" electrode, to increased staff and related expenses, to increased patent expenses and to increased regulatory consulting for the development of alternative regulatory pathways. The increase in research and development capacity was primarily in response to the increased requirements of "FloSeal Matrix".

Sales and Marketing
     Sales and marketing expenses were $2,421,000 in 1997, an increase of $840,000 or 53% over sales and marketing expenses of $1,581,000 in 1996. The increase in 1997 was the result of a full year of sales expense including the addition of two sales representatives and of a European sales and marketing office in Munich, Germany primarily in support of the "RapiSeal" patch. The 1997 sales and marketing expense includes the required provisions for the disbanding of the sales force and the exit of the "RapiSeal" business.

General and Administrative
     General and Administrative expenses were $2,004,000 and $1,426,000 for the years ended December 31, 1997 and 1996, respectively. The increase of $578,000 or 41% was due primarily to a full year of expenses for the administrative staff (which increased in 1996) and for the various requirements of a public Company

Other Income and Expense, Net
     Other income and expense, net was $935,000 in 1997, an increase of $25,000 or 3% over Other income and expense, net of $910,000 recorded in 1996. The funds available for investment were higher in the second half of 1996 compared to 1997 due to the net proceeds of $24.4 million from the initial public offering in June 1996. However, significant cash balances (although lowered by operating cash flow compared to 1996) were available for investment during the entire year in 1997.

RapiSeal Business Exit
     In the fourth quarter of 1997, the Company recorded one time expenses of $559,000 associated with the exit of the "RapiSeal" business The expenses were recorded in cost of sales ($325,000), operating expenses ($209,000), and against sales ($25,000).

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


Deferred Compensation
     In 1996, the Company recorded deferred compensation of approximately $1.5 million for the difference between the option exercise price and the deemed fair market value of the Company's Common Stock for options granted in 1996. The deferred compensation is being amortized to operating expense over four years, the related vesting period of the options, and will, therefore, continue to have an adverse effect on the Company's results of operations. In 1996, the Company amortized $378,000 of deferred compensation. In 1997, the Company amortized $242,000 of deferred compensation. In 1997, the Company reduced the remaining deferred compensation on the balance sheet by $667,000 to account for deferred compensation associated with stock options which had been cancelled when staff left the Company.

1996 Compared to 1995

Revenues
     The Company recorded revenue of $31,000 and $0 for the years ended December 31, 1996 and 1995, respectively. The Company's sales representatives commenced full-scale sales activities in October 1996.

Gross Margins
     In 1996, the Company recorded a loss in gross margins of $165,000 due to manufacturing start-up expenses. In 1995, there were no gross margins.

Research and Development
     Research and development expenses were $4,693,000 in 1996, an increase of $2,043,000 or 77.1% from $2,650,000 in 1995. The increase was attributable to increased staff (with increases in associated salary and benefit costs and increases in the related use of supplies and equipment); increased use of consultants for research, regulatory analysis and manufacturing; increased development of the manufacturing process; continued development and improvements of the "RapiSeal" patch, initial design and development of the "SilverBullet" electrode, and increased activity in support of Fusion liquids product development including "FloSeal Matrix" and liquid adhesives.

Sales and Marketing
     Sales and marketing expenses were $1,581,000 and $142,000 for the years ended December 31, 1996 and 1995, respectively. The increase of $1,439,000 was primarily the result of increased staff, associated personnel costs and related travel and other support expenses associated with the development of the "RapiSeal" selling effort.

General and Administrative
     General and Administrative expenses were $1,426,000 and $841,000 for the years ended December 31, 1996 and 1995, respectively. The increase of $585,000 or 69.6% was due to an increase in administrative staff, associated personnel expenses and related facility and other support expenses and expenses associated with the Company's new responsibilities as a public Company.

Other Income and Expense, Net
     Other income and expense, net was $910,000 and $352,000 for the years ended December 31, 1996 and 1995, respectively. The increase of $558,000 was due primarily to increased interest income resulting from increased funds available for investment after the Company's initial public offering in June 1996.

Liquidity And Capital Resources
     Since inception, the Company has incurred net losses resulting in an accumulated deficit of $21,545,000 at December 31, 1997. The Company has financed its operations primarily through private sales of equity securities and an initial public offering of common stock in June 1996 together aggregating approximately $24,418,512.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


     The Company had cash, cash equivalents and short and long term available-for-sale securities totaling $14,459,000, $23,485,000 and $5,918,000 as of
December 31, 1997, 1996 and 1995, respectively. The decrease in 1997 compared to 1996 was primarily due to the Company's net loss in 1997. The increase in 1996 compared to 1995 was due to the proceeds of the Company's initial public offering in June 1996 offset partially by the net loss and capital expenditures in 1996.

     Cash flows used in operating activities were $8,644,000, $6,082,000, and $2,905,000 in 1997, 1996 and 1995 respectively. The primary causes of the cash outflows from operating activities and of the changes in those cash flows in each of the above mentioned years were the net losses in the respective years as described above. In addition, capital expenditures for property and equipment at $415,000, $769,000 and $436,000 in 1997, 1996 and 1995,
respectively, contributed to the cash outflow.

     In 1994, the Company negotiated a $600,000 line of credit with Imperial Bank. At December 31, 1994, the Company had borrowed $200,000 under this facility. During May 1995, the line of credit was converted into a term loan. The $400,000 term loan is payable in monthly installments through May 1998, bears interest at the rate of prime plus 1.5% per annum, and is secured with substantially all of the Company's tangible assets as collateral. In connection with this Loan facility, the Company issued a warrant to purchase 8,235 shares of Common Stock at an exercise price of $4.80 per share. The warrant originally was to expire on September 15, 1999.

     In December 1997, the Company signed an agreement with Imperial Bank for a loan facility to finance existing equipment and future equipment purchases up to a total of $2,500,000. The facility is secured by the equipment financed. Subject to certain terms and conditions, the facility will finance a percentage of the invoice cost of existing equipment and all of the invoice cost of future equipment purchases. As of December 31, 1997, the equipment loan facility had not been used by the Company. In connection with this Loan facility, the Company issued a warrant to purchase 4,500 shares of Common Stock at an exercise price of $4.00 per share. This warrant expires in five years. Also, the warrant exercise price of the initial warrant for 8,285 shares was modified to $4.00 per share and the expiration date was extended to September 15, 2000.

     The Company believes that the Company's existing cash, cash equivalents and available-for-sale securities will be sufficient to fund its operations at their present scope at least through 1998.

     The Company's future capital requirements will depend on numerous factors, including the speed with which the Company's product or products proceed through clinical trials and the preparation of related regulatory submissions, the speed with which regulatory agencies review and potentially clear the Company's products, the rate at which the Company or its corporate partners for distribution establish product distribution networks and mobilize the available sales forces, the rate at which the Company's products gain market acceptance, the timing and impact of the introduction of competitive products for surgical sealant functions, the regulation and setting of relevant reimbursement levels and other factors relating to the commercialization of medical products. The Company expects to commit substantial capital resources to the development of a commercial scale manufacturing capacity for "FloSeal Matrix" and the new facility which will be required to house this capacity (and possibly the rest of the Company). The associated working capital requirements for manufacturing and commercial launch of a new product are also expected to be substantial. The timing of this manufacturing commitment will depend on regulatory processes, but could be as early as the second half of 1998. If the Company is unable to secure a corporate partner(s) to distribute its products, the Company will incur substantial expenditures to develop a suitable sales and marketing capacity. The timing and amount of capital requirements cannot be accurately predicted. However, the Company currently anticipates a need to raise additional funds within the next 18 months through public or private equity financing, strategic corporate partnerships or otherwise. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business prospects, financial condition and results of operations. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


     At December 31, 1997, the Company had approximately $17,728,000 in federal and $17,744,000 in state net operating loss carry forwards, which expire in the years 2001 through 2012. Utilization of federal income tax carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. These annual limitations may result in expirations of net operating losses and research and development credits before they can be fully utilized.



Factors Affecting  Future Operating Results and Market Price of Common Stock

     The following factors represent some of the current challenges to the Company, which create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singly or in combination, could have a material adverse effect on the Company's results of operations, business prospects, and financial position.

Risks Related to "FloSeal Matrix". Following the end of the third quarter 1997, the Company decided to shift essentially all discretionary resources then committed to the support of the "RapiSeal" patch to its flowable gel product, "FloSeal Matrix".. Subsequently, the Company decided to exit the "RapiSeal" business and to disband its small test sales force. "FloSeal Matrix", which the Company believes to have substantially greater market potential than "RapiSeal", thus was reinforced as the Company's lead product in terms of potential strategic impact on the Company's operations. "FloSeal Matrix" is expected to enter human clinical trials in the first quarter of 1998. The Company is in the process of scaling up production for these trials and planning for commercial production. There can be no assurance that production scale-up can be successfully completed, that the product(s) will be successful in human trials, that the product(s) will gain regulatory clearance, or that the product(s) will be accepted in the marketplace. There can be no assurance that strategic corporate partnerships can be concluded to aid in the development or the distribution of the product or that such alliances can be concluded on favorable terms. There can be no assurance that future revenues, if any, will provide a reasonable return, if any, on the cost of development. Unless "FloSeal Matrix" is successfully introduced and marketed on a timely basis, the Company's business prospects, financial condition and results of operations will be materially and adversely affected.

Technology and Development Risk. To be successful, the Company's products under development including "FloSeal Matrix" must act effectively in humans. The physiological processes which must be favorably altered are very complex. The effects that these products seek to provide are very difficult to achieve and are dependent upon many independent and interacting variables which are not fully understood. The products must be effective in treating the substantial variations involved from patient to patient, as well as with regard to the differing techniques and procedures employed by surgeons. The technologies related to these potential products are evolving and are not fully developed. As a result, the predictability and success rate of the technological design process with respect to these products is highly uncertain. As a consequence of the above factors and many additional factors, the time and expense required to design and develop a product is highly uncertain and cannot be predicted reliably. With respect to any particular product under development, the desired physiological effects or product specifications may not be fully achieved, if at all. Even if the products are successfully developed, there can be no assurance that clinically relevant effects will be achieved, that successful regulatory clearances will be secured, or that the products will become economically viable. If the Company is not successful in developing its planned products, its business prospects, financial condition and results of operations would be materially and adversely affected.

Competition and Uncertainty as to Technological Change. The surgical sealant market is highly competitive, and the Company expects competition in its targeted markets to intensify. The Company expects to encounter direct competition from companies (or medical institutions) offering topical hemostats, fibrin glues, home-brew cryoprecipitates, synthetic adhesives, synthetic hydrogels, pericardial strips, synthetic strips, synthetic fibrin glues and femoral artery closure systems/devices. In addition, several large companies targeting the surgical sealant market

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


may be developing products (unknown to the market at present) that would compete with the Company's products. The Company is also aware of several potential competitors that are working on biological tissue sealants. Many of the competitors or potential competitors have greater name recognition, broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing research and development staffs and facilities than the Company. Broad product lines may give the Company's competitors or potential competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that may compete with the Company's products. By offering a broader product line, these potential competitors may also have a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that increasingly seek to reduce costs through centralization of purchasing functions. There can be no assurance that the Company will be able to effectively compete against such competitors or potential competitors. In addition, there can be no assurance that the Company's current competitors or other companies will not succeed in developing technologies and products that are more effective than the Company's or that would render the Company's technology or products obsolete or unable to compete.

Future Capital Requirements . The Company's future capital requirements will depend upon numerous factors that include, but are not limited to, the nature and timing and success of the Company's clinical research and product development programs, the receipt of and time required to obtain regulatory clearances, the Company's ability to enter into strategic sales and marketing arrangements, the level of resources the Company devotes to its manufacturing capabilities and the extent and timing of future "FloSeal Matrix" sales, if any. The timing and amount of such capital requirements cannot be accurately predicted. There can be no assurance that the Company will not require additional financing through bank facilities, debt or equity offerings or other sources of capital and that additional funding will be available on terms acceptable to the Company, if at all. Insufficient capital or a lack of access to additional capital would impair the Company's ability to pursue its business objectives, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Patents and Proprietary Technology. The Company's ability to compete effectively will depend in part on its ability to develop and maintain the proprietary aspects of its technology. The Company has pursued its own patents covering its technologies in various forms. In addition, the Company has licensed technology to further broaden its patent portfolio. The Company owns three and has licensed three issued United States patents, and has 20 pending United States patent application relating to its patch, gel and liquid formulations. There can be no assurance that the pending patent applications will issue, or that the issued patent or any patents that may issue in the future will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. Moreover, litigation or interference proceedings associated with enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel. The Company has filed certain corresponding patent applications in certain foreign countries and may file additional patent applications outside the United States. The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believes the protection provided by foreign patents, if obtained, and any other foreign intellectual property protection may be weaker than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products. A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to the compositions and methods for wound closure. In addition, the medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain competitive advantage. There can be no assurance that suits will not be brought against the Company in the future challenging its patent rights or claiming infringement on patents held by third parties.

An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


or require the Company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses on satisfactory terms, if at all, could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business prospects, financial condition and results of operation.

Regulatory Uncertainty. The regulatory processes for the approval of medical devices, such as the Company's products, are highly uncertain. The time and expense required to obtain clearances are difficult to forecast and can vary widely. In certain cases, a clearance may not be ever gained. In particular, the regulatory process in the United States is arduous and demanding. A major factor in the time and expense required for a device clearance to market is the type of submission required, 510(K) or PMA. While the Company generally seeks the faster 510(K) regulatory pathway whenever it believes this pathway is appropriate, the decision as to pathway is essentially within the sole discretion of the FDA and there can be no assurance that a 510(K) pathway will be obtained. A PMA pathway is significantly longer and more expensive. Likewise, the FDA sets the requirements for the size and structure of clinical trials after input from the Company. There can be no assurance that the clinical requirements of the FDA for submissions will be favorable for the Company or within its expense and time estimates or result in an economically viable program. The clinical or other requirements can change during the process resulting in new requirements or standards which can materially increase the time and expense of the regulatory process. The FDA may require additional clinical trials or tests and new requirements after the initial submissions. The time required for review and clearance at the FDA can vary widely at the FDA depending on the quality of the submission, the perceived importance of the product, and many other factors. Many of the factors affecting the time and expense for the regulatory process are outside the control of the Company. Longer and more expensive clinical trials and regulatory processes can have a material adverse effect on the business prospects, financial condition and results of operations of the Company. The regulatory process outside the United States can also vary widely in the time and expense of clearance and may result in no clearance at all. In summary, there can be no assurance that marketing clearances will ever be granted for any of the Company's products in the development process or that the time and expense of the regulatory process can be reliably predicted or will result in an economically viable investment.

Uncertainty of Market Acceptance. The Company's success will depend upon the medical community's active sponsorship and ultimate acceptance of the "FloSeal Matrix" and the Fusion liquid adhesives. The Company is unable to predict how quickly, if at all, the medical community will accept its products or, if accepted, the number of products that will be used. Use of the Company's products may require changes in surgical practices, and there can be no assurance that surgeons will be willing to make such changes. To achieve market acceptance of its products, the Company must also demonstrate that the Company's products offer clinically significant advantages. Moreover, limited experience with patients may initially make it difficult for the Company to ascertain those factors most relevant to the surgeon's decision whether to use the Company's products. Even if generally accepted, surgeons may choose to use the Company's products in a smaller minority of procedures than projected thus leading to lower sales. Failure of "FloSeal Matrix" and the Fusion liquid adhesives to achieve significant clinical adoption would have a material adverse effect on the Company's business prospects, financial condition and results of operations.

Uncertainty as to Bovine (Animal) Sourced Products in Europe. There is substantial uncertainty as to the acceptance of bovine sourced products in Europe due to concerns over potential contamination with Transmissible Spongiform Encephalopathies (TSE), which is the same or closely related to the disease which strikes cows known as Bovine Spongiform Encephalopathies (BSE) or commonly as "Mad Cow Disease". The first generation of "FloSeal Matrix" is made from bovine-sourced thrombin and bovine-sourced gelatin. However unscientific in the Company's judgement the fear of TSE might be, if TSE concerns prevent or substantially delay the marketing of "FloSeal Matrix" in Europe, there would be a material and adverse effect on the Company's business prospects, financial condition and results of operations. There can be no assurance that alternative sources of human thrombin or alternative (non-

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


bovine) sources of the gel component can be obtained with the timing, cost, capacity, and other factors necessary to support a timely introduction of a second generation product into Europe.

Limited Manufacturing Experience, Scale-up Risk. The Company has received a manufacturing license from the CDHS and commenced shipment of "FloSeal Matrix" for use in its application evaluation cases in December 1997. However, the Company has no experience manufacturing "FloSeal Matrix" or any other products in the volumes necessary to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. The Company may encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. The Company's manufacturing facilities will be subject to QSR, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its facilities in accordance with QSR, international quality standards or other regulatory requirements would entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any manufacturing difficulties involving production yields, quality control and assurances, supplies of components or shortages of qualified personnel encountered by the Company could also have a material adverse effect on its business prospects, financial condition and results of operations. There can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for United States and international clinical trials and commercial sales.

Dependence on Single Source Suppliers. The Company acquires several components of its products from single source suppliers. Generally, the Company believes that there are alternative suppliers of equivalent materials available, and that the company could substitute suppliers with minimal regulatory consequences from this substitution. However, there can be no assurance that such substitute suppliers will be available, that such substitutions could be made in a timely manner or on commercially reasonable terms. In the case of hides for processing into gelatin, there are only a few suppliers that could meet the Company's requirements. The company currently relies exclusively on one supplier of such hides and expects to continue to do so through at least the end of 1999. Fusion and this supplier have entered into a long-term supply agreement. However, if this supplier were unable to meet the Company's demands there can be no assurance that the Company would be able to secure alternative sources of hides of sufficient quality and quantity to produce sufficient product to meet its customers' needs. A transition to alternate arrangements could involve additional costs and delays in production. There can be no assurance that such transition would be successful in entering into alternate arrangements on commercially reasonable terms if at all. Sterilization of the Company's product is performed by a single vendor. While the Company believes alternative sterilization vendors are readily available, there can be no assurance that such vendors would be available or that such a transition could be made in a timely, cost-effective manner. In the event the Company is not able to acquire sufficient supplies from its current sources or to locate alternate sources on commercially reasonable terms, the Company may not be able to manufacture its products on a timely and cost-competitive basis, or at all, which would have a material adverse effect on the Company's business prospects, financial condition and results of operations.

Computer Systems Readiness for Year 2000. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change at the end of the millennium. They could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), manufacturing systems, customer services, infrastructure, embedded computer chips, networks, and telecommunications equipment. The Company also relies on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governments, both domestically and globally, for accurate exchange of data and information. The Company's current estimate is that the costs associated with the Year 2000 issue, will not have a material adverse affect on the result of operations or financial position of the Company in

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


any given year. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company is not certain that is has fully identified such impact or that the Company can resolve the impact without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

Limited Sales, Marketing and Distribution Experience. The Company gained valuable experience in selling its "RapiSeal" patch through a small test sales force. In conjunction with the company's exit from the "RapiSeal" business, the sales force was disbanded at the end of 1997. The company has a small marketing organization which provides market analysis, marketing strategy, and expertise in product development and positioning. The Company intends to sell its products primarily through agreements with distributors or by means of collaborative arrangements with corporate strategic partners. As of March 12, 1998, the Company had not entered into any such agreements or arrangements with respect to "FloSeal Matrix" or other future products. There can be no assurance that the Company will be able to enter into agreements with distributors or collaborative arrangements on a timely basis or at all, or that such distributors or collaborators will devote adequate resources to selling the Company's products. In addition, to the extent that the Company enters into distribution agreements or collaborative arrangements for the sale of its products, the Company will be dependent upon the efforts of third parties, and there can be no assurance that such efforts will be successful. Should the Company decide to use a direct sales strategy for general or for specialty applications, there can be no assurance that the Company will be able to build a direct sales force or marketing organization, that establishing a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. Failure to build an effective sales and marketing organization or to establish effective distribution or collaborative arrangements would have a material adverse effect on the Company's business prospects, financial condition and results of operations.

Uncertainty Relating to Third Party Reimbursement. In the United States, health care providers that purchase medical devices, such as "FloSeal Matrix" and the Fusion liquid adhesives, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or part of the cost of the procedure in which the medical device is being used. The Company's success will be dependent, in part, upon its ability to obtain satisfactory third-party reimbursement from health care payors for surgical procedures that may use "FloSeal Matrix" and the Fusion liquid adhesives. The Company anticipates that in a prospective payment system, such as the diagnostic related group system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedures and there will not be separate reimbursement for the Company's products. Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of the "FloSeal Matrix" and the Fusion liquid adhesives will be required to obtain reimbursement. There can be no assurance that any reimbursement will be sufficient to assure profitability. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business prospects, financial condition and results of operations.

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

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


Product Liability Risk, Limited Insurance Coverage. The medical device industry has historically been litigious, and the Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. Although the Company has not experienced any claims to date, there can be no assurance that the Company will not experience losses due to product liability claims in the future. The Company currently maintains liability insurance with combined coverage limits of $3.0 million on a claims-made basis. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future as acceptable terms, or at all. Any claims against the Company regardless of their merit or eventual outcome, could have a material adverse impact upon the Company's business, financial condition and results of operations.


Item 8.  Financial Statements and Supplementary Data.

     This information is incorporated hereby reference to the financial statements listed in Item 14 of Part IV of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                   PART III

     Certain information required by Part III is omitted from this Report because the registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held on May 21, 1998 and the information therein is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant.

     The information concerning the Company's directors required by this item is incorporated by reference to the Company's Proxy Statement. Information regarding executive officers is included in Part I hereof under the caption "Executive Officers of the Company" and is hereby incorporated by reference into this Item 10.

Item 11.  Executive Compensation.

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                   PART IV



Item 14.  Exhibits, Financial Statement Schedules



(a)  1.  Financial Statements                                        Page (s)
                                                                     ------
         Report of Independent Accountants.                           F-2
         Balance Sheets, December 31, 1997 and 1996.                  F-3
         Statements of Operations, Years Ended December 31, 1997,
         1996 and 1995.                                               F-4
         Statements of Stockholders' Equity, Period from January 1,
         1995 to December 31, 1997                                    F-5
         Statements of Cash Flows, Years Ended December 31, 1997,
         1996 and 1995                                                F-6
         Notes to Financial Statements                             F-7 to F-15

     2.  Financial Statement Schedule

         All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     3.  Exhibits

         The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this Report.

(b)  Reports on Form 8-K

         Not applicable.



(c)  Exhibits

         See Item 14 (a) 3. above.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION MEDICAL TECHNOLOGIES, INC.                Date: March 31, 1998

By: /s/ Philip M. Sawyer
   -------------------------
Philip M. Sawyer
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip M. Sawyer and Raymond W. Anderson, jointly and severally, his attorneys-in-fact, and each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                          Title                      Date
    ---------                          -----                      ----

/s/ Philip M. Sawyer            President,                    March 31, 1998
-----------------------         Chief Executive Officer
Philip M. Sawyer                and Director (Principal
                                Executive Officer)

/s/ Raymond W. Anderson         Vice President, Finance and   March 31, 1998
-----------------------         Chief Financial Officer
Raymond W. Anderson            (Principal Financial
                                and Accounting Officer)

/s/ Gordon W. Russel            Chairman of the Board         March 31, 1998
-----------------------         of Directors
Gordon W. Russell

/s/ Olav B. Bergheim            Director                      March 31, 1998
-----------------------
Olav B. Bergheim

/s/ Vaughn D. Bryson            Director                      March 31, 1998
-----------------------
Vaughn D. Bryson

                                Director                      March __, 1998
-----------------------
Douglas E. Kelly, M.D.

/s/ Lawrence G. Mohr, Jr.       Director                      March 31, 1998
-----------------------
Lawrence G. Mohr, Jr.

/s/ Richard S. Schneider, Ph.D. Director                       March 31, 1998
-----------------------
Richard S. Schneider, Ph.D.

Index to Exhibits


Exhibits
--------


3.1*   Certificate of Incorporation of Registrant.
3.4*   Amended and Restated By-laws of the Registrant.
10.1*  Restated Shareholder Rights Agreement dated as of January 17, 1995.
10.2*  1993 Stock Option Plan, as amended, and form of stock option agreement.
10.3*  1996 Employee Stock Purchase Plan.
10.4*  1996 Director Stock Option Plan, and form of stock option agreement.
10.5*  Form of Director and Officer Indemnification Agreements.
10.6*  Lease Agreement dated June 15, 1994 between the Registrant and James R.
       Benson.
10.7   Loan and Security Agreements dated December 21, 1997 between the
       Registrant and Imperial Bank
10.8   First Amendment dated December 21, 1997 to Warrant to Purchase Stock dated May 31, 1995
10.9   Warrant to Purchase Stock dated December 21, 1997
27.1   Financial Data Schedule.

* Previously filed as exhibits to the Company's Registration Statement on Form
     S-1 SEC file number 000-28460.




FusionTM, Fusion Medical Technologies, Inc. TM, FloSeal MatrixTM, FloSealTM, RapiSeal PatchTM and SilverBulletTM are trademarks of Fusion Medical Technologies, Inc. Any use is strictly prohibited without the prior written consent of Fusion Medical Technologies, Inc.

                        FUSION MEDICAL TECHNOLOGIES, INC.

                          INDEX TO FINANCIAL STATEMENTS




                                                                     Page
                                                                     ----

Report of Independent Accountants .............................       F-2


Balance Sheets  ...............................................       F-3


Statements of Operations  .....................................       F-4


Statements of Stockholders' Equity  ..........................        F-5


Statements of Cash Flows  .....................................       F-6


Notes to Financial Statements  ...............................     F-7 to F-15



                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Fusion Medical Technologies, Inc.:

We have audited the accompanying balance sheets of Fusion Medical Technologies, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fusion Medical Technologies, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                 Coopers & Lybrand  L.L.P.
San Jose, California
February 28, 1998

                      FUSION MEDICAL TECHNOLOGIES, INC.

                                 BALANCE SHEET
                                  DECEMBER 31,

                                                       1997          1996
                                                    -----------  ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                        $ 7,473,284  $ 10,778,423
   Available-for-sale-securities                      5,464,753    11,145,226
   Accounts receivable, net of allowance
     for doubtful accounts of $10,000 in
     1997 and none in 1996                               20,903        22,859
   Inventories                                                -        83,201
   Prepaids and other current assets                    207,329       307,297
                                                     ----------  ------------
      Total current assets                           13,166,269    22,337,006
Available-for-sale securities                         1,521,470     1,561,531
Property and equipment, net                             808,690     1,120,572
Other assets                                             43,682        43,682
                                                   ------------  ------------
         Total assets                              $ 15,540,111  $ 25,062,791
                                                   ============  ============

                                   LIABILITIES

Current liabilities:
   Accounts payable                                $    597,999  $    878,874
   Accrued expenses                                     675,257       252,660
   Long-term debt, current portion                       43,207       133,333
                                                   ------------  ------------
      Total current liabilities                       1,316,463     1,264,867
   Long-term debt, net of current portion                     -        55,556
                                                   ------------  ------------
         Total liabilities                            1,316,463     1,320,423
                                                   ------------  ------------

Commitments and contingencies (Notes 8 and 9)

                               STOCKHOLDERS' EQUITY

Convertible preferred stock, par value
  $0.001: Authorized: 5,000,000 shares;
  Issued and outstanding: none                                -             -
Common stock, par value $0.001: Authorized:
  50,000,000 shares; issued and outstanding:
  7,118,180 shares in 1997 and 6,998,517
  shares in 1996                                          7,118         6,999
Additional paid-in capital                           36,095,881    36,578,757
Notes receivable from stockholder                       (53,864)      (48,400)
Deferred compensation                                  (282,185)   (1,191,104)
Unrealized gain (loss) on investments                     1,548       (11,106)
Accumulated deficit                                 (21,544,850)  (11,592,778)
                                                   ------------  ------------
      Total stockholders' equity                     14,223,648    23,742,368
                                                   ------------  ------------
         Total liabilities and
         stockholders' equity                      $ 15,540,111  $ 25,062,791
                                                   ============  ============


The accompanying notes are an integral part of these financial statements.



                        FUSION MEDICAL TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                             Year Ended December 31,
                                   -------------------------------------------
                                       1997           1996           1995
                                   ------------    ------------   ------------

Net sales                          $    153,482   $    31,031
Cost of sales and start-up
  manufacturing costs                   967,884       196,344
                                   ------------  ------------
      Gross loss                       (814,402)     (165,313)
Operating Expenses:
   Research and development           5,647,160     4,692,921    $  2,649,705
   Sales and marketing                2,420,786     1,581,343         142,174
   General and administrative         2,004,349     1,426,174         840,990
                                   ------------  ------------    ------------
      Total operating expenses       10,072,295     7,700,438       3,632,869
                                   ------------  ------------    ------------
         Loss from operations       (10,886,697)   (7,865,751)     (3,632,869)

Other income (expense):
   Interest income                    1,008,122       926,185         381,986
   Interest expense                     (24,435)      (15,992)        (30,750)
   Other, net                           (49,062)            -             920
                                   ------------  ------------    ------------
         Net loss                  $ (9,952,072) $ (6,955,558)   $ (3,280,713)
                                   ============  ============    ============
Net Basic and diluted net
  loss per share                   $      (1.41) $      (1.52)   $      (2.31)
                                   =============  ============   =============

Shares used in computing basic
and diluted net loss per share        7,069,622     4,563,016       1,422,829
                                   =============   ===========   =============


The accompanying notes are an integral part of these financial statements.





                                                      FUSION MEDICAL
TECHNOLOGIES, INC.
                                                     STATEMENTS OF STOCKHOLDERS'
EQUITY
                                          For the period from January 1, 1995 to
December 31, 1997

Deficit

Notes                        Accumulated
                           Series A Convertible Series B Convertible
Additional Receivable          Unrealized During the
                              Preferred Stock     Preferred Stock  Common Stock
Paid-In    From    Deferred     Loss on   Development
                            -------------------  ---------------- --------------
                             Shares    Amount   Shares  Amount   Shares   Amount
Capital Shareholder Compensation Investments Stage      Total
                            ---------  ------ --------- ------  --------- ------
- ----------- --------  ---------- -----  ------------- ----------

Balances, January 1, 1995   2,269,235 $ 2,269         -      - 1,518,099 $ 1,518
$1,478,648        -           -      - $(1,356,507)    $125,928
Issuance of Series B
 Convertible preferred
 stock during January
 1995 at $1.66 per share,
 net of offering costs of
 $32,645                                      5,389,759  $5,390
8,908,964                                           8,914,354
Issuance of common stock
 upon exercise of stock
 options                                                           1,476       2
229                                                 231
Deferred compensation
 related to issuance of
 common stock and grants
 of stock options
27,975           $ (27,975)
Amortization of deferred
 compensation
8,642                            8,642
Net loss
(3,280,713) (3,280,713)
                            ---------  ------ --------- ------  --------- ------
- ----------- --------  ---------- -----  ------------- ----------
Balances, December 31, 1995 2,269,235   2,269 5,389,759 5,390   1,519,575
1,520 10,415,816        -     (19,333)     -    (4,637,220) 5,768,442
Issuance of common stock:
Upon exercise of stock
 options                                                          122,966
123    33,141                                               33,264
In exchange for notes
 receivable                                                        40,000
40    48,360 $(48,400)
From initial public offering
 in June 1996, net of issuance
 costs of $2,881,488                                            2,100,000
2,100 24,416,412                                           24,418,512
  Upon exercise of
    warrants                                                       25,810
26    40,473                                               40,499
  Under employee stock
    Purchase plan                                                  17,427
17    70,344                                               70,361
Conversion of preferred
 stock in connection with
 initial public offering  (2,269,235) (2,269) (5,389,759) (5,390) 3,172,739
3,173     4,486                                                    -
Unrealized loss on investments
$ (11,106)               (11,106)
Deferred compensation
 related to issuance of
 common stock and grants
 of stock options
1,549,725             (1,549,725)                           -
Amortization of deferred
 compensation
377,954                       377,954
Net loss
(6,955,558) (6,955,558)
                            ---------  ------ --------- ------  --------- ------
- ----------- --------  ---------- -----  ------------- ----------
Balances, December 31, 1996         -       -         -     - 6,998,517 6,999
36,578,757 (48,400) (1,191,104) (11,106) (11,592,778) 23,742,368
Issuance of common stock:
  Upon exercise of stock
   options                                                       84,560    84
60,164                                                  60,248
  Under employee stock
   purchase plan                                                 35,103    35
123,805                                                 123,840
Interest on notes receivable
(5,464)                                         (5,464)
Change in unrealized loss
 on investments
12,654                   12,654
Adjustment for cancellation
 of stock options
(666,845)              666,845                                 -
Amortization of deferred compensation
242,074                           242,074
Net loss
(9,952,072) (9,952,072)
                            ---------  ------ --------- ------ --------- -------
----------- --------  ---------- -----  ------------- ----------
Balances, December 31, 1997         -       -         -      - 7,118,180 $ 7,118
$36,095,881 $(53,864) $(282,185) $1,548 $(21,544,850) $14,223,648
                            =========  ====== ========= ====== =========  ======
=========== ========  =========  ====== ============  ===========




The accompanying notes are an integral part of these financial statements.

                         FUSION MEDICAL TECHNOLOGIES, INC.

                             STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                          1997           1996          1995
                                       ----------    -----------   -----------

Cash flows used for operating
  activities:
    Net loss                             $(9,952,072) $(6,955,558) $(3,280,713)
    Adjustments to reconcile net
     loss to net cash used in
     operating activities:
       Depreciation and amortization         463,174      259,151      104,714
       Loss on disposition of property
         and equipment                       263,688
       Accretion of available-for-sale
         securities                           17,332
       Amortization of deferred
         compensation                        242,074      377,954        8,642
       Interest on notes receivable from
         Stockholder                          (5,464)
       Provision for doubtful accounts        10,000
       Changes in assets and liabilities:
         Accounts receivable                  (8,044)     (22,859)
         Inventories                          83,201      (83,201)
         Prepaids and other current assets    99,968     (239,096)     (60,236)
         Other assets                                     (11,182)       1,436
         Accounts payable                   (280,875)     403,599      273,641
         Accrued expenses                    422,597      189,107       47,433
                                         -----------  -----------  -----------
          Net cash used in operating
             Activities                   (8,644,421)  (6,082,085)  (2,905,083)
                                         -----------  -----------  -----------

Cash flows from investing activities:
    Acquisition of property and equipment  (414,980)     (768,962)    (436,174)
    Purchases of avaiable-for-sale-
       securities                       (10,514,973)  (11,181,832)  (2,491,116)
     Sales of available-for-sale
       Securities                        16,230,829             -      955,085
                                        -----------   -----------  -----------

          Net cash provided by (used in)
            investing activities          5,300,876   (11,950,794)  (1,972,205)
                                        -----------   -----------  -----------

Cash flows from financing activities:
     Proceeds from issuance of common
       stock, net of issuance costs         184,088    24,562,636          231
     Proceeds from issuance of preferred
       stock, net of issuance costs                                  8,914,354
     Proceeds from note payable                                        200,000
     Repayment of notes payable            (145,682)     (133,333)     (77,778)
                                        -----------   -----------  -----------

          Net cash provided by financing
            activities                       38,406    24,429,303    9,036,807
                                        -----------   -----------  -----------

Net increase (decrease) in cash and cash
   equivalents                           (3,305,139)    6,396,424    4,159,519
Cash and cash equivalents, beginning
   of year                               10,778,423     4,381,999      222,480
                                        -----------  ------------  -----------
Cash and cash equivalents, end of year  $ 7,473,284  $ 10,778,423  $ 4,381,999
                                        ===========  ============  ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest             $    63,580  $     15,992  $    28,889
                                        ===========  ============  ===========
     Cash paid for taxes                $       800  $        800  $       800
                                        ===========  ============  ===========
Supplemental disclosure of noncash
  investing and financing activities:
    Capital expenditures accrued but
      not paid                                                    $    107,324
                                                                  ============
    Issuance of common stock in exchange
      for notes receivable                          $     48,400
                                                    ============
    Conversion of bank line of credit into
      bank term loan                                              $    200,000
                                                                  ============
    Conversion of preferred stock to
      common stock in connection with
      the Company's initial public
      offering in June 1996                         $  1,477,031
                                                    ============
    Adjustment for cancellation of
      stock options                     $   666,845
                                        ===========

The accompanying notes are an integral part of these financial statements


                          FUSION MEDICAL TECHNOLOGIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                For the Years Ended December 31, 1997, 1996 and 1995

1.   Formation and Business of the Company

Fusion Medical Technologies, Inc. (the "Company") was incorporated in the State of Delaware in 1993. The Company is developing, and manufacturing surgical sealants. Since its inception, the Company has devoted substantially all of its efforts to developing products, raising capital and recruiting personnel.

The Company sold 2,100,000 shares of common stock at $13.00 per share through an initial public offering in June 1996. Net proceeds (after underwriter's commissions and fees along with other costs associated with the offering) totaled $24,418,512. Upon completion of the offering, all outstanding shares of preferred stock (a total of 7,658,994 shares) were converted into shares of common stock.

In the course of its development, the Company has sustained operating losses and expects such losses to continue through at least 2000. There can be no assurance that the Company will not require additional funding and should this prove necessary, the Company may sell additional shares of its Common Stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company would be able to obtain additional debt or equity financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants or high interest costs.

2.   Summary of Significant Accounting Policies

Stock Split

In May 1996, the Company effected a 1-for-2.414 reverse split of the Company's common stock and a corresponding change in the preferred stock conversion rates. All common shares and per share amounts in these financial statements have been adjusted retroactively to give effect to the split.

Use of Estimates

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

Inventories

Inventories are stated at the lower of cost (determined on a first-in first-out basis) or market value.

                          FUSION MEDICAL TECHNOLOGIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                For the Years Ended December 31, 1997, 1996 and 1995

2.  Summary of Significant Accounting Policies, continued

Depreciation and Amortization

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated lives of three to five years. Maintenance and repairs are charged to operations as incurred. Leasehold improvements are amortized over their estimated useful lives, or the lease term, if shorter.

Revenue Recognition

The Company recognizes revenue upon shipment of product to the customer, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding.

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

Income Taxes

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

Concentration of Credit Risk

The Company's cash, cash equivalents and available-for-sale securities are maintained at three financial institutions. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

Risks and Uncertainties

The Company's products require approvals from the Food and Drug Administration ("FDA") and international regulatory agencies prior to the commencement of commercialized sales. There can be no assurance that the Company's products will receive the required approvals. If the Company was denied such approvals, or such approvals were delayed, it would have a materially adverse impact on the Company.

Fair Value of Financial Instruments

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

Computation of Basic and Diluted Net Loss Per Share

The Company adopted SFAS No. 128 "Earnings Per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB No. 98") effective December 31, 1997; accordingly, all prior periods have been restated. Basic and diluted loss per common share are computed using the weighted average number of shares of

                            FUSION MEDICAL TECHNOLOGIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                For the Years Ended December 31, 1997, 1996 and 1995

2. Summary of Significant Accounting Policies, continued

common stock outstanding. Common equivalent shares from stock options are excluded from the computation of diluted net loss per common share as their effect is anti-dilutive. No additional shares are considered to be outstanding for either computation under the provisions of SAB No. 98.

Stock options to purchase 992,017 shares of common stock at prices ranging from $0.16 to $11.50 per share were outstanding at December 31, 1997, but were not included in the computation of diluted income per share because they were anti-dilutive.

3.   Available-for-Sale Securities


The following summarizes the Company's available-for-sale securities:

                                            Unrealized
                             Cost          (Loss) Gain       Fair Value
                         -------------  ----------------   --------------

December 31, 1997
-----------------
   Corporate Bonds       $  6,984,675      $    1,548       $  6,986,223
                         ============      ==========       =============

December 31, 1996
-----------------
   Corporate Bonds       $ 12,717,863      $  (11,106)      $ 12,706,757
                         ============      ==========       ============

Maturities of debt securities at December 31, 1997 are as follows:

                                           Amortized Cost   Market Value
                                         ----------------  --------------

Less than one year                         $ 5,463,554      $  5,464,753
Due in one to two years                      1,521,121         1,521,470
                                           -----------      ------------
                                           $ 6,984,675      $  6,986,223
                                           ===========      ============

Inventories

Inventories at December 31, 1996 were comprised of work in progress of $17,801 and finished goods of $65,400.

                          FUSION MEDICAL TECHNOLOGIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                For the Years Ended December 31, 1997, 1996 and 1995


5.   Property and Equipment

Property and equipment comprise:
                                                     December 31,
                                             ---------------------------
                                                1997            1996
                                             ------------   ------------


Computer equipment                           $   256,286     $   273,341
Office furniture and equipment                    59,368         203,523
Machinery and equipment                          970,979         804,075
Leasehold improvements                           212,798         221,917
                                             -----------     -----------
   Total                                       1,499,431       1,502,856
                                             -----------     -----------

Less accumulated depreciation and
   Amortization                                 (690,741)       (382,284)
                                             -----------     -----------
     Net                                     $   808,690     $ 1,120,572
                                             ===========     ===========

6.   Accrued expenses

Accrued expenses comprise:
                                                     December 31,
                                             ---------------------------
                                                 1997            1996
                                             ------------   ------------

Accrued compensation                         $   175,633      $   82,312
Restructuring (note 14)                          325,548               -
Other                                            174,076         170,348
                                             -----------     -----------
                                             $   675,257     $   252,660
                                             ===========     ===========


7.   Debt

During May 1995, the Company's $600,000 line of credit was converted into a term loan. The $400,000 term loan is payable in monthly installments bearing interest at the rate of prime plus 1.5% per annum (10.0% at December 31, 1997). The term loan is collateralized by substantially all of the Company's assets. The debt agreement contains covenants relating to minimum tangible net worth and cash balances, dividend limitations and other financial restrictions. The balance of the term loan is due and payable during 1998.

In December 1997, the Company signed an agreement with Imperial Bank for a loan facility to finance existing equipment and future equipment purchases up to a total of $2,500,000. Subject to certain terms and conditions, the facility finances a percentage of the invoice cost of existing equipment and all of the invoice cost of future equipment purchases. The equipment purchased serves as collateral. As of December 31, 1997, the Company had not used the loan facility. The loan (when used) is payable in monthly installments bearing interest at the rate of prime plus 1.5% per annum (10.0% at December 31, 1997).

                          FUSION MEDICAL TECHNOLOGIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                For the Years Ended December 31, 1997, 1996 and 1995


8.   Commitments

The Company leases office, laboratory and manufacturing space under operating leases expiring in December 1998 and October 1999. The lease also requires the Company to pay property taxes, insurance and ordinary maintenance and repairs. Rent expense for the years ended December 31, 1997, 1996, and 1995 was approximately $363,000, $244,000, and $134,000 respectively.

Minimum future lease payments under the lease agreements at December 31, 1997 are as follows:


              1998            $ 301,812
              1999 51,686
                              ---------
                              $ 353,498
                              =========


9.   Contingency

The Company, two of its founders, and another party were sued in May 1996 in California Superior Court by an individual stockholder and former marketing consultant of the Company alleging an additional ownership interest in the Company. The suit sought unspecified damages as well as the rescission of a stock purchase agreement and a consulting agreement entered into by the Company and the individual. In February 1997, the Company paid $120,000 to settle the suit.


10.   Stockholders' Equity

Preferred Stock

Under the Company's Restated Articles of Incorporation, the Company's preferred stock is issuable in series. As of December 31, 1997, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued or outstanding. The previously outstanding preferred stock was converted into common stock in connection with the Company's initial public offering in June 1996.


Warrants

During September 1994, in connection with the issuance of a note payable, the Company issued a warrant to purchase 20,000 shares of Series B preferred stock at an exercise price of $1.66. Upon the close of the Company's initial public offering and conversion of the Company's previously outstanding preferred stock into common stock, the warrant became exercisable for 8,285 shares of common stock at an exercise price of $4.80 per share. As of December 31, 1997, the warrant is exercisable and expires on September 15, 2000.

In December 1997, in connection with a loan facility, the Company issued a warrant to purchase 4,500 common shares at an exercise price of $4.00 per share. This warrant expires in five years. Also, the warrant exercise price of the initial warrant for 8,285 shares was modified to $4.00 per share and the expiration date was extended to September 15, 2000.

                         FUSION MEDICAL TECHNOLOGIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                For the Years Ended December 31, 1997, 1996 and 1995


10.   Stockholders' Equity, continued


Stock Option Plan

In November 1993, the Company established the 1993 Stock Option Plan (the
Plan), which provides for both incentive stock options (ISOs) and non-qualified stock options (NSOs) to be granted to employees and consultants. All NSOs allow for the purchase of common stock at prices not less than 85% of the fair market value as determined by the Board of Directors at the date of grant.
ISOs allow for the purchase of common stock at prices not less than 100% of the fair market value as determined by the Board of Directors at the date of grant. If at the time the Company grants an option the optionee owns more than 10% of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value and the term of the options shall be five years from the date of grant. All options must be exercised within ten years from the date of grant. Options vest as determined by the Board of Directors, generally over four years. In the event that options are exercised prior to vesting, upon termination of service, the Company has the right to repurchase the issued common stock at the original issuance price. Shares are released from the Company's repurchase option over periods consistent with the original options' vesting period. As of December 31, 1997, 36,082 shares are subject to repurchase. The Company has reserved 1,490,492 shares of common stock for issuances to employees, and officers under the Plan.

Activity under the Plan is as follows:

                                          Outstanding Options
                                     ------------------------------   Weighted
                            Shares                                     Average
                           Available  Number of  Price Per            Exercise
                           for Grant   Shares      Share     Total      Price
                           ---------  --------  ---------  --------- ---------

Balances, January 1, 1995   378,865   119,478    $ 0.16     $  26,697  $ 0.16
  Additional Shares
   authorized by the Plan   207,125         -          -           -        -
  Options granted          (295,567)  295,567     $ 0.41      121,295    0.41
  Options canceled            1,838    (1,838)   $.16-$.41       (498)   0.27
  Options exercised               -    (1,476)    $ 0.16          231    0.16
                           --------   --------               --------
Balances, December 31, 1995 292,261   411,731    $.16-$.41    147,725    0.36

  Additional Shares
  Authorized by the Plan    437,385        -        -              -        -
  Options granted          (438,223)  438,223  $.41-$11.50    946,962    2.16
  Options canceled          108,966  (108,966)  $.16-$8.00   (360,120)   3.30
  Options exercised              -   (122,966)  $.16-$2.41    (33,264)   0.27
                           --------  --------                --------
Balances, December 31, 1996 400,389   618,022   $.16-$11.50   701,303   1.13
  Additional Shares
   Authorized by the Plan   300,000         -         -            -       -
  Options granted          (557,650)  557,650  $3.50-$6.0   2,410,358   4.32
   Options canceled          99,095   (99,095)  $.16-$7.75   (214,791)  2.17
   Options exercised             -    (84,560) $.16-$2.41      60,248   0.71
                           --------  --------              ----------
Balances, December 31, 1997 241,834   992,017 $.16-$11.50  $2,957,118 $ 2.98
                           ========  ========              ==========



                          FUSION MEDICAL TECHNOLOGIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                For the Years Ended December 31, 1997, 1996 and 1995

10.   Stockholders Equity, continued


For the years ended December 31, 1997, 1996 and 1995, the weighted average fair value of options granted was $2.42, $0.87 and $0.04 per share, respectively.


Director Option Plan

In May 1996, the Company approved the Director Option Plan and reserved 120,000 shares of common stock for issuance. Options to purchase 19,200 shares were granted in fiscal 1997. No options to purchase shares of the Company's common stock were granted during fiscal 1996.


Employee Stock Purchase Plan

In May 1996, the Company approved the Employee Stock Purchase Plan and reserved 280,000 shares of common stock for issuance. In 1997, 35,100 shares of common stock were purchased under the plan at $3.1875 per share. In 1996, 17,427 shares of common stock were purchased under the plan at $4.0375 per share.


Stock-Based Compensation

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Had compensation cost for the 1993 Plan, the Director Option Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1997, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                      1997             1996          1995
                                  -----------    -----------    ------------
Net loss - as reported          $ (9,952,072)   $ (6,955,558)   $ (3,280,713)
                                ============    ============    ============

Net loss - pro forma            $(10,312,861)   $ (6,989,519)   $ (3,280,713)
                                ============    ============    ============


Basic and Diluted net
 loss per share - as reported   $     (1.41)    $      (1.52)   $      (2.31)
                                ===========     ============    ============
Basic and Diluted net
  loss per share-pro forma      $     (1.45)    $      (1.53)   $      (2.31)
                                ===========     ============    ============

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.




                           FUSION MEDICAL TECHNOLOGIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                For the Years Ended December 31, 1997, 1996 and 1995

10.  Stockholders equity, continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                      1997          1996         1995
                                    ----------   ----------   -----------
   Risk-free interest rate          5.79%-6.6%   5.49%-6.5%    5.95%-7.4%
   Expected life                      4 years      4 years       4 years
   Expected dividends                      -             -             -
   Expected volatility                  82.15%   0.0%-79.52%         0.0%

The options outstanding and currently exercisable by exercise price at December
31, 1997 are as follows:

                                                         Options Currently
               Options Outstanding                          Exercisable
 ------------------------------------------------  ---------------------------
                                  Weighted
                                   Average     Weighted              Weighted
                                  Remaining    Average                Average
                     Number      Contractual   Exercise    Number     Exercise
   Exercise Price  Outstanding   Life (Yrs)     Price     Exercisable   Price
------------------  ----------   ----------     ------   -----------  --------
  $ 0.16 - 0.41       287,224        6.25      $  0.33      177,805  $  0.36
  $ 1.00 - 2.41        99,086        8.12      $  1.79       23,338  $  1.52
  $ 2.92 - 4.00        58,257        9.36      $  3.57        1,176  $  3.66
  $ 4.06 - 5.00       543,850        8.93      $  4.50       26,565  $  4.45
  $ 5.06 - 11.50        3,600        9.01      $  7.86          869  $  7.84
                      -------                               -------
                      992,017        8.33      $  2.98      229,753  $  0.99
                      =======                               =======


As of December 31, 1996, options to purchase 155,412 shares of common stock were exercisable at an average weighted exercise price of $0.37.

For the options granted in the 12 month period before the initial public offering, the difference between the stock option exercise price and the imputed fair market value of the Company's common stock at the date of issue of the stock options, totaling $1,577,700 has been recorded as deferred compensation as a component of stockholders' equity. Of this amount $628,670 of compensation expense has been recognized as an expense through December 31, 1997. $666,845 of the amount was adjusted for cancellation of stock options. The remaining $282,185 will be recognized as an expense as the shares and options vest over the period of fiscal 1998 and 1999.


11.   Employee Benefit Plan

During 1995, the Company established a Retirement Savings and Investment Plan (the 401(k) Plan) under which employees may defer a portion of their salary up to the maximum allowed under IRS rules. The Company has the discretion to make contributions to the 401(k) Plan. To date, the Company has not made any contributions to the 401(k) Plan.

                          FUSION MEDICAL TECHNOLOGIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                For the Years Ended December 31, 1997, 1996 and 1995


12.   Related Parties

The Company has a consulting contract with Dr. Philip N. Sawyer, a distinguished heart surgeon (now retired) and noted medical device designer. The contract pays Dr. Sawyer $4,500 per month for up to ten days of consulting per month and related expenses. Dr. Sawyer is a shareholder of Interface BioMedical Laboratories Corporation, which is an affiliate of the Company. Dr. Sawyer is also the father of Philip M. Sawyer, the Company's president and chief executive officer.


13.   Income Taxes

The tax effects of the significant temporary differences, which comprise deferred tax assets (liabilities) at December 31, are as follows:

                                         1997           1996         1995
                                       -----------  -----------  ------------

Capitalized start-up and research and
   Development costs                   $   978,000   $3,046,000   $1,433,000
Research and development credit            641,000      290,000      140,000
Depreciation                                78,000      (39,000)     (27,000)
Net operating loss carryforwards         7,063,000    1,477,000      431,000
Other accrued expenses                     190,000       82,000        9,000
                                       -----------  -----------  -----------
Net deferred tax asset                   8,950,000    4,856,000    1,986,000
Less valuation allowance                (8,950,000)  (4,856,000)  (1,986,000)
                                       -----------    ---------   ----------
Net deferred income taxes              $         -   $        -   $        -
                                       ===========    =========   ==========


The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that a benefit can not be realized in the future due to the Company's recurring operating losses.

The Company had federal and state net operating loss carryforwards of approximately $17,728,000 and $17,744,000, respectively, at December 31, 1997, available to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire in 2001 through 2012, if not utilized. The
 Company has federal and state research and development credit carryforwards of $362,000 and $212,000, respectively, expiring in the years 2009 through 2012, respectively, if not utilized.

For federal and state tax purposes, a portion of the Company's net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax law.


14.   RapiSeal Business Exit

During the fourth quarter of 1997, the Company made a decision to discontinue sales of its RapiSeal patch. At year-end 1997, the Company incurred RapiSeal exit charges of $559,000 for personnel severance (9 employees), patent charges, and inventory and dedicated equipment write-offs associated with exit of its RapiSeal business. The charges were recorded in cost of sales ($325,000), operating expenses ($209,000) and against sales ($25,000).