Form 10-Q
period 1998-06-30
FUSION MEDICAL TECHNOLOGIES INC
filed 1998-08-14
CIK 1013466

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1998

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from               to             .
                                      -------------    ------------



                       Commission File Number:  0-28460

                      FUSION MEDICAL TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)



           Delaware                               94-3177221
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

                             1615 Plymouth Street
                           Mountain View, CA  94043
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


The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 7,171,490 as of August 11, 1998.

<PAGE    1>


                       FUSION MEDICAL TECHNOLOGIES, INC.

                                     INDEX

                         PART I-FINANCIAL INFORMATION

Item 1. Financial Statements:                                          Page

        Condensed Balance Sheets - June 30, 1998 (unaudited)
        and December 31, 1997   .......................................  3

        Condensed Statements of Operations - Three Months Ended
        June 30, 1998 and 1997 and six months ended June 30, 1998
        and 1997 (unaudited)   ........................................  4

        Condensed Statements of Cash Flows - Six Months ended
        June 30, 1998 and 1997(unaudited)   ...........................  5

        Notes to Condensed Financial Statements   .....................  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations   .........................  8

                         PART II-OTHER INFORMATION

Item 1. Legal Proceedings   ........................................... 16

Item 2. Changes in Securities   ......................................  16

Item 3. Defaults Upon Senior Securities   ............................  16

Item 4. Submission of Matters to a Vote of Security Holders   ........  16

Item 5. Other Information   ..........................................  17

Item 6. Exhibits and Reports on Form 8-K   ...........................  17

        SIGNATURES   .................................................. 18

                         PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                      FUSION MEDICAL TECHNOLOGIES, INC.

                          CONDENSED BALANCE SHEETS
                               (in thousands)

                                                    June 30,     December 31,
                                                      1998           1997(1)
                                                   -----------   ------------
                                                   (unaudited)
                                   ASSETS
Current assets:
   Cash and cash equivalents                         $  7,641     $  7,473
   Available-for-sale-securities                        3,035        5,465
   Other assets                                           175          228
                                                     --------     --------

      Total current assets                             10,851       13,166

Long term assets                                           54        1,565
Property and equipment, net                               753          809
                                                     --------     --------

         Total assets                                $ 11,658     $ 15,540
                                                     ========     ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                  $  1,121     $  1,316
Long-term obligations                                     263        -
                                                     --------     --------

         Total liabilities                              1,384        1,316
                                                     --------     --------

Common stock and other equity                          35,961       35,769
Accumulated deficit                                   (25,687)     (21,545)
                                                     --------     --------

      Total stockholders' equity                       10,274       14,224
                                                     --------     --------

         Total liabilities and stockholders' equity  $ 11,658     $ 15,540
                                                     ========     ========

(1) Data extracted from audited financial statements dated December 31, 1997 of Fusion Medical Technologies, Inc.

The accompanying notes are an integral part of these condensed financial statements.

                                       3
<PAGE    3>

                       FUSION MEDICAL TECHNOLOGIES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                 (unaudited)



                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                    -------------------    -----------------
                                     1998       1997        1998       1997
                                    -------   --------     -------  --------
  Net Sales                                    $    28               $    78
                                               -------               -------
  Costs and expenses:
    Cost of goods                                  224                   382
    Research and development        $ 1,648      1,342    $ 3,220      2,583
    Marketing, general and
    administrative                      616      1,242      1,197      2,286
                                    -------    -------    -------    -------
     Total costs and expenses         2,264      2,808      4,417      5,251
                                    -------    -------    -------    -------
         Operating loss              (2,264)    (2,780)    (4,417)    (5,173)

  Interest income, net                  170        303        327        630
  Other expense                         (14)        (7)       (52)       (31)
                                    -------    -------    -------    -------
         Net loss                   $(2,108)   $(2,484)   $(4,142)   $(4,574)
                                    =======    =======    =======    =======

  Net loss per share -
  basic and diluted                 $ (0.29)   $ (0.35)   $ (0.58)   $ (0.65)
                                    =======    =======    =======    =======

Shares used in computing net
  loss per share - basic and diluted  7,153      7,063      7,149      7,044
                                    =======     ======    =======    =======


The accompanying notes are an integral part of these condensed financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                   ------------------------
                                                       1998         1997
                                                   -----------   ----------
Cash flows used for operating activities:
  Net loss                                          $ (4,142)    $  (4,574)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                        160           216
    Accretion of available-for-sale securities            23           (78)
    Amortization of deferred compensation                 80           189
    Change in assets and liabilities:
      Accounts receivable                                 21           (14)
      Inventories                                         --            25
      Prepaids and other current assets                  (23)          151
      Other assets                                        45            --
      Accounts payable                                   (94)         (474)
      Accrued expenses                                  (175)          173
                                                    --------      --------
        Net cash used in operating activities         (4,105)       (4,385)
                                                    --------      --------

Cash flows from investing activities:
  Acquisition of property and equipment                 (104)         (326)
  Purchases of available-for-sale securities          (2,025)       (2,557)
  Sales of available-for-sale securities               5,953         8,595
                                                    --------      --------
        Net cash provided by investing activities      3,824         5,712
                                                    --------      --------
Cash flows from financing activities:
  Proceeds used from issuance of note                    462            (1)
  Repayment of notes payable                             (72)          (78)
  Proceeds from exercise of common stock options          59            51
                                                    --------      --------
        Net cash provided by (used in) financing
          activities                                     449           (28)
                                                    --------      --------
Net increase in cash and cash equivalents                168         1,299
Cash and cash equivalents, beginning of period         7,473        10,778
                                                    --------      --------

Cash and cash equivalents, end of period            $  7,641      $ 12,077
                                                    ========      ========

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $     80      $      5
                                                    ========      ========

  Cash paid for taxes                                     --      $     19
                                                    ========      ========

Supplemental disclosure of noncash investing and
  financing activities:
  Adjustment for cancellation of stock options      $    300      $     --
                                                    ========      ========


The accompanying notes are an integral part of these condensed financial statements.

                                       5

                      FUSION MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                               June 30, 1998
                                (Unaudited)


1. Basis of presentation

The accompanying condensed financial statements of Fusion Medical Technologies, Inc. (the "Company" or "Fusion") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1998, and the statements of operations for the three and six months ended June 30, 1998 and 1997, and the statements of cash flows for the six month periods ended June 30, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2. Net loss per share

The Company adopted SFAS No. 128 "Earnings Per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB No. 98") effective December 31, 1997; accordingly, all prior periods have been restated. Basic and diluted loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation of diluted net loss per common share as their effect is anti-dilutive. No additional shares are considered to be outstanding for either computation under the provisions of SAB No. 98. Stock options to purchase 1,251,854 and 852,786 shares of common stock at prices ranging from $.16 to $11.50 per share were outstanding at June 30, 1998 and 1997, respectively, but were not included in the computation of diluted income per share because they were antidilutive.

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

4. Debt

In December 1997, the Company signed an agreement with Imperial Bank for a loan facility to finance existing equipment and future equipment purchases up to a total of $2,500,000. Subject to certain terms and conditions, the facility finances a percentage of the invoice cost of existing equipment and all of the invoice cost of future equipment purchases. The equipment purchased serves as collateral. As of June 30, 1998, the Company has an outstanding balance of $379,539.

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

OVERVIEW

Since its inception in October 1992, Fusion has been committed to developing and commercializing innovative biomaterials for treating surgical wounds. As of June 30, 1998, the Company had an accumulated deficit of approximately $25.7 million. Operating losses are expected to continue at least through 2000 as the Company continues to fund early research, product development, clinical trials, regulatory submissions, and related administrative and support services.

     The Company made continued progress in the first half of 1998 on the development of FloSeal(tm) Matrix (FloSeal). Beginning in December 1997, FloSeal was utilized in an applications evaluation series of patients to stop bleeding within a wide variety of major surgical procedures and bleeding conditions. FloSeal successfully stopped bleeding in 116 of 120 discrete applications (97%) in its first sixty-one surgical patients. Forty (66%) of the patients had impaired coagulation due to anti-coagulant drug regimens, heart-lung machine stress or hemophilia. The patients underwent thirty different types of surgeries, which were performed at seven medical centers in Canada, two medical centers in the Netherlands and one medical center in Switzerland. The Company started clinical trials in the United States under an IDE in March 1998 at ten medical centers in the areas of cardiac, vascular, and spinal surgery.

     In addition, the Company is developing a specialized applicator to use FloSeal for sealing vascular access sites, especially in the femoral artery.

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


RESULTS OF OPERATIONS

Three and six Months Ended June 30, 1998 and 1997
-------------------------------------------------

NET SALES

Due to the Company's exit of the RapiSeal Patch business in December 1997, the Company had no revenues in the three and six months ended June 30, 1998 as compared to $28,000 in revenues for the three months ended June 30, 1997 and $78,000 in revenues for the six months ended June 30, 1997.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 23% to $1,648,000 in the three months ended June 30, 1998 compared to $1,342,000 in the three months ended June 30, 1997. For the six months ended June 30, 1998, research and development expenses increased 25% to $3,220,000 as compared to expenses of $2,583,000 for the six months ended June 30, 1997. The increase for the second quarter and the six months ended June 30, of 1998 is attributable to expenses related to clinical and preclinical activities necessary to support ongoing product development activities for FloSeal. In 1998, research and development expenses are expected to be higher than those of 1997, as the Company supports its clinical trials and prepares FloSeal for market introduction.

MARKETING, GENERAL AND ADMINISTRATIVE

Marketing, general and administrative expenses decreased 50% to $616,000 in the three months ended June 30, 1998, compared to $1,242,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 marketing, general and administrative expenses decreased 48% to $1,197,000 as compared to $2,286,000 for the six months ended June 30, 1997. The decrease for the second quarter, compared to the year earlier period, and the six months ended June 30, 1998 compared to the six months ended June 30, 1997, was primarily the result of decreases in sales and administrative personnel as a part of the restructuring in the fourth quarter associated with the exit of the RapiSeal Patch business.

INTEREST INCOME, NET

Net interest income decreased 44% to $170,000 for the three months ended June 30, 1998 compared to $303,000 for the three months ended June 30, 1997 and by 48% to $327,000 in the first six months of 1998 from $630,000 in the first six months of 1997. The decrease was attributable primarily to the declining balance of the Company's investment portfolio. Interest expense increased 225% to $13,000 for the three months ended June 30, 1998 compared to $4,000 for the three months ended June 30, 1997 and by 550% to $52,000 for the first six months of 1998 from $8,000 for the first six months of 1997. The increase was attributable to the financing of the Company's Directors and Officers insurance and the expense on the loan facility agreement that the Company agreed to in December of 1997.

NET LOSS

As a net result of the items discussed above, net loss was $2,108,000 for the three months ended June 30, 1998. This is an improvement of 15% or $376,000 over the net loss of $2,484,000 for the three months ended June 30,1997. The net loss for the six months ended June 30, 1998 was $4,142,000. This is an improvement of 9% or $432,000 over the net loss of $4,574,000 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's cash, cash equivalents and available-for-sale securities were $10,676,000 compared to $14,460,000 at December 31, 1997.

For the six months ended June 30, 1998 and 1997 the Company's operations consumed cash of $4,105,000 and $4,385,000, respectively. The decrease in cash consumed by operations was due primarily to a decrease in personnel costs, and a reduction in overall administrative spending. The Company expects the use of cash in operating activities to continue through 1998 and into 1999 as it continues clinical trials of FloSeal and develops other products.

Although Fusion believes that current cash balances, augmented by investment income, and the balance of its loan facility (the balance available for use is $2,000,000) will be sufficient to meet the Company's operating and capital requirements at least through 1998, the Company may decide to seek additional financing within this time frame. After lengthy discussions with the U.S. Food and Drug Administration (FDA), the Company has determined that FloSeal will follow the Pre-Market Approval (PMA) regulatory pathway. A PMA is a lengthy and expensive process. Thus, the PMA determination will significantly increase the cash required before commercialization of FloSeal, in comparison to a 510(k). Fusion's future liquidity and capital requirements will depend on numerous factors, including the cost and time to conduct clinical trials, the receipt of and the time required to obtain regulatory clearances and approvals for FloSeal, the resources the Company devotes to developing, manufacturing and marketing its products and other factors. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

Technology and Development Risk. To be successful, the Company's products under development including FloSeal, must act effectively in humans in comparison to current standard of care control products. The physiological processes, which must be favorably altered, are very complex. The effects that these products seek to provide are very difficult to achieve and are dependent upon many independent and interacting variables, which are not fully understood. The products must be effective in treating the substantial variations involved from patient to patient, as well as with regard to the differing techniques and procedures employed by surgeons. The technologies related to these potential products are evolving and are not fully developed. As a result, the predictability and success rate of the technological design process with respect to these products is highly uncertain. As a consequence of the above factors and many additional factors, the time and expense required to design and develop a product is highly uncertain and cannot be predicted reliably. With respect to any particular product under development, the desired physiological effects or product specifications may not be fully achieved, if at all. Even if the products are successfully developed, there can be no assurance that clinically relevant effects will be achieved, that successful regulatory clearances will be secured, or that the products will become economically viable. If the Company is not successful in developing its planned products, its business prospects, financial condition and results of operations would be materially and adversely affected.

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

Dependence on Patents and Proprietary Technology. The Company's ability to compete effectively will depend in part on its ability to develop and maintain the proprietary aspects of its technology. The Company has pursued its own patents covering its technologies in various forms. In addition, the Company has licensed technology to further broaden its patent portfolio. The Company owns three and has licensed three issued United States patents, and has 20 pending United States patent applications relating to its patch, gel and liquid formulations. There can be no assurance that the pending surgical sealant patent applications will issue, or that the issued patents or any patents that may issue in the future will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. Moreover, litigation or interference proceedings associated with enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel. The Company has filed certain corresponding patent applications in certain foreign countries and may file additional patent applications outside the United States. The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believes the protection provided by foreign patents, if obtained, and any other foreign intellectual property protection may be weaker than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products. A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to the compositions and methods for surgical sealants. In addition, the medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain competitive advantage. There can be no assurance that suits will not be brought against the Company in the future challenging its patent rights or claiming infringement on patents held by third parties.

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

Risks Related to FloSeal Matrix. Following the end of the third quarter 1997, the Company decided to shift essentially all discretionary resources then committed to the support of the RapiSeal patch to its hemostatic sealant, FloSeal. Subsequently, the Company decided to exit the RapiSeal business and to disband its small test sales force. FloSeal, which the Company believes to have substantially greater market potential than RapiSeal, thus was reinforced as the Company's lead product in terms of potential strategic impact on the Company's operations. FloSeal began human clinical trials in the United States in March of 1998. The Company is in the process of scaling up production for these trials and planning for commercial production. There can be no assurance that production scale-up can be successfully completed, that the product(s) will be successful in human trials, that the product(s) will gain regulatory clearance, or that the product(s) will be accepted in the marketplace. There can be no assurance that strategic corporate partnerships can be concluded to aid in the development or the distribution of the product or that such alliances can be concluded on favorable terms. There can be no assurance that future revenues, if any, will provide a reasonable return, if any, on the cost of development. Unless FloSeal is successfully introduced and marketed on a timely basis, the Company's business prospects, financial condition and results of operations will be materially and adversely affected.

Regulatory Uncertainty. The regulatory processes for the approval of medical devices, such as the Company's products, are highly uncertain. The time and expense required to obtain clearances are difficult to forecast and can vary widely. In certain cases, a clearance may not be ever gained. In particular, the regulatory process in the United States is arduous and demanding. A major factor in the time and expense required for a device clearance to market is the type of submission required, 510(K) or PMA. FloSeal will follow the PMA pathway. A PMA pathway, in general, is significantly longer and more expensive than a 510(K) pathway. Likewise, the FDA sets the requirements for the size and structure of clinical trials after input from the Company. There can be no assurance that the clinical requirements of the FDA for submissions will be favorable for the Company or within its expense and time estimates or result in an economically viable program. The clinical or other requirements can change during the process resulting in new requirements or standards which can materially increase the time and expense of the regulatory process. The FDA may require additional clinical trials or tests and new requirements after the initial submissions. The time required for review and clearance at the FDA can vary widely depending on the quality of the submission, the perceived importance of the product, and many other factors. Many of the factors affecting the time and expense for the regulatory process are outside the control of the Company. Longer and more expensive clinical trials and regulatory processes can have a material adverse effect on the business prospects, financial condition and results of operations of the Company. The regulatory process outside the United States can also vary widely in the time and expense of clearance and may result in no clearance at all. In summary, there can be no assurance that marketing clearances will ever be granted for any of the Company's products in the development process or that the time and expense of the regulatory process can be reliably predicted or will result in an economically viable investment.

Uncertainty of Market Acceptance. The Company's success will depend upon the medical community's active sponsorship and ultimate acceptance of FloSeal. The Company is unable to predict how quickly, if at all, the medical community will accept its products or, if accepted, the number of products that will be used. Use of the Company's products may require changes in surgical practices, and there can be no assurance that surgeons will be willing to make such changes. To achieve market acceptance of its products, the Company must also demonstrate that the Company's products offer clinically significant advantages. Moreover, limited experience with patients may initially make it difficult for the Company to ascertain those factors most relevant to the surgeon's decision whether to use the Company's products. Even if generally accepted, surgeons may choose to use the Company's products in a smaller minority of procedures than projected thus leading to lower sales. Failure of FloSeal to achieve significant clinical adoption would have a material adverse effect on the Company's business prospects, financial condition and results of operations.

Uncertainty Relating to Third Party Reimbursement. In the United States, health care providers that purchase medical devices, such as FloSeal, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or part of the cost of the procedure in which the medical device is being used. The Company's success will be dependent, in part, upon its ability to obtain satisfactory third-party reimbursement from health care payors for surgical procedures that may use FloSeal. The Company anticipates that in a prospective payment system, such as the diagnostic related group system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedures and there will not be separate reimbursement for the Company's products. Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of FloSeal will be required to obtain reimbursement. There can be no assurance that any reimbursement will be sufficient to assure profitability. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business prospects, financial condition and results of operations.

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

Limited Sales, Marketing and Distribution Experience. To date, the Company has not generated any revenues from sales of FloSeal. The company has a small marketing organization that provides market analysis, marketing strategy, and expertise in product development and positioning. The Company intends to sell its products primarily through agreements with distributors or by means of collaborative arrangements with corporate strategic partners. As of June 30, 1998, the Company had not entered into any such agreements or arrangements with respect to FloSeal or other future products. There can be no assurance that the Company will be able to enter into agreements with distributors or collaborative arrangements on a timely basis or at all, or that such distributors or collaborators will devote adequate resources to selling the Company's products. In addition, to the extent that the Company enters into distribution agreements or collaborative arrangements for the sale of its products, the Company will be dependent upon the efforts of third parties, and there can be no assurance that such efforts will be successful. Should the Company decide to use a direct sales strategy for general or for specialty applications, there can be no assurance that the Company will be able to build a direct sales force or marketing organization, that establishing a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. Failure to build an effective sales and marketing organization or to establish effective distribution or collaborative arrangements would have a material adverse effect on the Company's business prospects, financial condition and results of operations.

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

Uncertainty as to Bovine (Animal) Sourced Products in Europe. There is substantial uncertainty as to the acceptance of bovine sourced products in Europe due to concerns over potential contamination with Transmissible Spongiform Encephalopathies (TSE), which is the same or closely related to the disease which strikes cows known as Bovine Spongiform Encephalopathies
(BSE) or commonly as "Mad Cow Disease". The first generation of FloSeal is made from bovine-sourced thrombin and bovine-sourced gelatin. However unscientific in the Company's judgement the fear of TSE might be, if TSE concerns prevent or substantially delay the marketing of FloSeal in Europe, there would be a material and adverse effect on the Company's business prospects, financial condition and results of operations. There can be no assurance that alternative sources of human thrombin or alternative (non-bovine) sources of the gel component can be obtained with the timing, cost, capacity, and other factors necessary to support a timely introduction of a second generation product into Europe.

Limited Manufacturing Experience, Scale-up Risk. The Company has received a manufacturing license from the California Department of Health Services
(CDHS) and commenced shipment of FloSeal to Canada and Europe for use in its application evaluation cases in December 1997. However, the Company has no experience manufacturing FloSeal or any other products in the volumes necessary to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially viable cost. The Company may encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. The Company's manufacturing facilities will be subject to Quality System Regulations (QSR), international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its facilities in accordance with QSR, international quality standards or other regulatory requirements would entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any manufacturing difficulties involving production yields, quality control and assurances, supplies of components or shortages of qualified personnel encountered by the Company could also have a material adverse effect on its business prospects, financial condition and results of operations. There can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for United States and international clinical trials and commercial sales.

Dependence on Single Source Suppliers. The Company acquires several components of its products from single source suppliers. Generally, the Company believes that there are alternative suppliers of equivalent materials available, and that the company could substitute suppliers with minimal regulatory consequences from this substitution. However, there can be no assurance that such substitute suppliers will be available, that such substitutions could be made in a timely manner or on commercially reasonable terms. In the case of hides for processing into gelatin, there are only a few suppliers that could meet the Company's requirements. The company currently relies exclusively on one supplier of such hides and expects to continue to do so through at least the end of 1999. The Company and this supplier have entered into a long-term supply agreement. However, if this supplier were unable to meet the Company's demands there can be no assurance that the Company would be able to secure alternative sources of hides of sufficient quality and quantity to produce sufficient product to meet its customers' needs. A transition to alternate arrangements could involve additional costs and delays in production. There can be no assurance that such transition would be successful in entering into alternate arrangements on commercially reasonable terms if at all. Sterilization of the Company's product is performed by a single vendor. While the Company believes alternative sterilization vendors are readily available, there can be no assurance that such vendors would be available or that such a transition could be made in a timely, cost-effective manner. The Company relies upon a single vendor for its bovine thrombin, which is a critical element in the mechanism of action of FloSeal. This supplier is currently the only FDA approved manufacturer of bovine thrombin in the United States. While the Company believes that this vendor is reliable and has adequate capacity to serve the Company's requirements, there can be no assurance that this vendor will supply adequate thrombin or that alternative vendors will enter the market and prove to be reliable suppliers. In the event the Company is not able to acquire sufficient supplies from its current sources or to locate alternate sources on commercially reasonable terms, the Company may not be able to manufacture its products on a timely and cost-competitive basis, or at all, which would have a material adverse effect on the Company's business prospects, financial condition and results of operations.

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

                          PART II-OTHER INFORMATION

Item 1.   Legal Proceedings.
          None.

Item 2.   Changes in Securities and Use of Proceeds.

          The net proceeds to the Company after deducting expenses associated with the Company's initial public offering in June of 1996 was $24,418,512. From June 7, 1996 to June 30, 1998 the Company used such net offering proceeds, in direct or indirect payments to others, as follows:


          Purchase and installation of machinery and equipment $    629,937
          Working capital                                        13,338,226
          Repayment of debt                                         306,973
          Investments in short term, interest-bearing
            Obligations                                          10,143,376
                                                               ------------
          Total                                                $ 24,418,512
                                                               ============

Item 3.   Defaults upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company Annual Meeting of Stockholders was held May 21, 1998. The results of the voting were as follows:

          Proposal 1:    Election of the Board of Directors of the Company.


          Election of Class I
          Directors:
                Nominee                Votes For          Votes Withheld
                -------                ---------          --------------
          Lawrence G. Mohr Jr.         6,404,611          30,850
          Olav B. Bergheim             6,404,811          30,650

          Election of Class II
          Directors:
                Nominee                Votes For          Votes Withheld
                -------                ---------          --------------
          Douglas E. Kelly, M.D.       6,404,811          30,650
          Richard S. Schneider, Ph.D.  6,404,811          30,650

          Election of Class III
          Directors:
                Nominee                Votes For          Votes Withheld
                -------                ---------          --------------
          Gordon W. Russell            6,404,811          30,650
          Philip M. Sawyer             6,404,811          30,650
          Vaughn D. Bryson             6,404,811          30,650

          Proposal II:    Approve an Amendment to the 1993 Stock Option Plan:

                For          Against          Abstain          Non-Vote
                ---          -------          -------          --------

             4,479,479       564,326          197,429          1,194,277

          Proposal III:    Ratify the Appointment of PricewaterhouseCoopers
          LLP as Independent Accountants:

                For          Against          Abstain          Non-Vote
                ---          -------          -------          --------

             6,429,836        4,700             925                0


Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports on Form 8-K.
          Exhibit 27.1 Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.



                        FUSION MEDICAL TECHNOLOGIES, INC.



Date:     August 14, 1998               By: /s/ Philip M. Sawyer
                                        -----------------------------------
                                           Philip M. Sawyer
                                           President, Chief Executive Officer