Form 10-Q/A
period 1998-06-30
FUSION MEDICAL TECHNOLOGIES INC
filed 1998-10-23
CIK 1013466

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                            ------------------

                                FORM 10-Q/A

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1998
                                    OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from              to               .
                                      -------------   --------------

                       Commission File Number:  0-28460

                       FUSION MEDICAL TECHNOLOGIES, INC.
              (Exact name of registrant as specified in its charter)


            Delaware                                  94-3177221
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                             1615 Plymouth Street
                           Mountain View, CA  94043
                    (Address of principal executive offices)

                               (650) 903-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [ X ] No [    ]

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan
confirmed by the Court.  Yes [ X ] No [   ]

This Report on Form 10-Q/A is filed to amend previously submitted Financial Data Schedules due to an accounting principle change. The filing contains summary financial information restated to retroactively restate earnings per share in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company was required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and restated at that time earnings per share data for prior periods to conform with SFAS 128.

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 7,171,490 as of October 12, 1998.

This Report on Form 10-Q/A includes 10 of pages with the Index to Exhibits located on page 3.

                      FUSION MEDICAL TECHNOLOGIES, INC.


                                  INDEX


                                                                    Page
                                                                    ----

                          PART II-OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K............................  3

        SIGNATURES..................................................  4

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     ---------

            Exhibit
            Number                   Description
            ------                   -----------
             27.1         Restated Financial Data Schedule.
             27.2         Restated Financial Data Schedule.
             27.3         Restated Financial Data Schedule.


(b)  Reports on Form 8-K.
-------------------------

The Registrant did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 1998.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.



                                       FUSION MEDICAL TECHNOLOGIES, INC.



Date:   October 21, 1998             By:  /s/  PHILIP M. SAWYER
                                          ----------------------------------
                                                 Philip M. Sawyer
                                        President, Chief Executive Officer