Form 10-Q
period 1998-09-30
FUSION MEDICAL TECHNOLOGIES INC
filed 1998-11-13
CIK 1013466

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1998

       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ___________ to ____________

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

The number of outstanding shares of the registrant's Common Stock was 7,173,616 as of October 31, 1998.




This Report on Form 10-Q includes 18 of pages with the Index to Exhibits located on page 16.

                     FUSION MEDICAL TECHNOLOGIES, INC.

                                  INDEX TO
                            REPORT ON FORM 10-Q
                    FOR QUARTER ENDED SEPTEMBER 30, 1998


                                                                       Page
                                                                       ----
                      PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Balance Sheets - September 30, 1998 (unaudited)
           and December 31, 1997.....................................    3

          Condensed Statements of Operations - Three Months and
           Nine Months ended September 30, 1998 (unaudited)
           and 1997 (unaudited)......................................    4

          Statements of Cash Flows - Nine Months ended September
           30, 1998 (unaudited) and 1997 (unaudited).................    5

          Notes to Condensed Financial Statements....................    6


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................    8



                      PART II.   OTHER INFORMATION


Item 2.   Changes in Securities......................................    16

Item 6.   Exhibits and Reports on Form 8-K...........................    16


          Signature..................................................    17

                                       2

                      FUSION MEDICAL TECHNOLOGIES, INC.

                          CONDENSED BALANCE SHEETS
                               (in thousands)

                                                September 30,  December 31,
                                                    1998           1997 (1)
                                                -------------  ------------
                                                 (unaudited)

ASSETS

Current assets:

  Cash and cash equivalents                       $   5,870      $   7,473
  Available-for-sale-securities                       3,030          5,465
  Other assets                                          169            228
                                                  ---------      ---------

    Total current assets                              9,069         13,166

Long term assets                                         54          1,565
Property and equipment, net                             737            809
                                                  ---------      ---------

    Total assets                                  $   9,860      $  15,540
                                                  =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                               $   1,290      $   1,316
Long-term obligations                                   234              -
                                                  ---------      ---------

    Total liabilities                                 1,524          1,316
                                                  ---------      ---------

Common stock and other equity                        36,001         35,769
Accumulated deficit                                 (27,665)       (21,545)
                                                  ---------      ---------

    Total stockholders' equity                        8,336         14,224
                                                  ---------      ---------

Total liabilities and stockholders' equity        $   9,860      $  15,540
                                                  =========      =========


The accompanying notes are an integral part of these condensed financial statements.

(1) Data extracted from audited financial statements dated December 31, 1997 of Fusion Medical Technologies, Inc.

                      FUSION MEDICAL TECHNOLOGIES, INC.

                     CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands except per share amounts)
                                (unaudited)

                                    Three Months Ended  Nine Months Ended
                                      September  30,      September  30,
                                    ------------------  ------------------
                                      1998      1997      1998      1997
                                    --------  --------  --------  --------

Net Sales                                     $     66            $    144
                                              --------            --------

Costs and expenses:

  Cost of goods                                    194                 576
  Research and development          $  1,654     1,441  $  4,875     4,024
  Marketing, general and
    administrative                       474     1,109     1,671     3,395
                                    --------  --------  --------  --------

      Total costs and expenses         2,128     2,744     6,546     7,995
                                    --------  --------  --------  --------
      Operating loss                  (2,128)   (2,678)   (6,546)   (7,851)

Interest income                          156       282       485       912
Interest expense                       (   6)       (3)    (  59)      (34)
                                    --------  --------  --------  --------

      Net loss                      $ (1,978) $ (2,399) $ (6,120) $ (6,973)
                                    ========  ========  ========  ========

Net loss per share - basic and
  diluted                           $  (0.28) $  (0.34) $  (0.86) $  (0.99)
                                    ========  ========  ========  ========

Shares used in computing net loss
  per share - basic and diluted        7,172     7,066     7,157     7,052
                                    ========  ========  ========  ========

          The accompanying notes are an integral part of these condensed financial statements.

                     FUSION MEDICAL TECHNOLOGIES, INC.

                         STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                        ------------------
                                                          1998      1997
                                                        --------  --------
Cash flows used for operating activities:
 Net loss                                               $ (6,120) $ (6,973)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                              219       339
  Accretion of available-for-sale securities                  29       128
  Amortization of deferred compensation                      125       285
  Change in assets and liabilities:
   Accounts receivable                                        21       (58)
   Inventories                                                 -       (17)
   Prepaids and other current assets                         (17)      196
   Other assets                                               46         -
   Accounts payable                                          (21)     (348)
   Accrued expenses                                          (79)      242
                                                        --------  --------
  Net cash used in operating activities                   (5,797)   (6,206)
                                                        --------  --------

Cash flows from investing activities:
 Acquisition of property and equipment                      (147)     (415)
 Purchases of available-for-sale securities               (2,025)   (5,055)
 Sales of available-for-sale securities                    5,952    11,783
                                                        --------  --------
  Net cash provided by investing activities                3,780     6,313
                                                        --------  --------

Cash flows from financing activities:
 Proceeds from issuance of note payable                      408         -
 Proceeds from issuance of shareholder note receivable        54         -
 Accrued interest from shareholder notes receivable                     (4)
 Repayment of notes payable                                 (101)     (111)
 Proceeds from issuance of common stock                       53       111
                                                        --------  --------
  Net cash provided by (used in) financing activities        414        (4)
                                                        --------  --------

Net increase (decrease) in cash and cash equivalents      (1,603)      103
Cash and cash equivalents, beginning of period             7,473    10,778
                                                        --------  --------

Cash and cash equivalents, end of period                $  5,870  $ 10,881
                                                        ========  ========

Supplemental disclosure of cash flow information:
   Cash paid for interest                               $     80  $      -
                                                        ========  ========

           The accompanying notes are an integral part of these condensed financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998
                                  (Unaudited)


1.    Basis of presentation

The accompanying condensed financial statements of Fusion Medical Technologies, Inc. (the "Company" or "Fusion") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1998, and the statements of operations for the three and nine months ended September 30, 1998 and 1997, and the statements of cash flows for the nine month periods ended September 30, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.


2.    Net loss per share

The Company adopted SFAS No. 128 "Earnings Per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB No. 98") effective December 31, 1997; accordingly, all prior periods have been restated. Basic and diluted loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation of diluted net loss per common share as their effect is antidilutive. No additional shares are considered to be outstanding for either computation under the provisions of SAB No. 98. Stock options to purchase 1,252,469 and 997,872 shares of common stock at prices ranging from $0.16 to $11.50 per share were outstanding at September 30, 1998 and 1997, respectively, but were not included in the computation of diluted income per share because they were antidilutive.


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

                       FUSION MEDICAL TECHNOLOGIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998
                                  (Unaudited)


4.  Debt

In December 1997, the Company signed an agreement with Imperial Bank for a loan facility to finance existing equipment and future equipment purchases up to a total of $2,500,000. Subject to certain terms and conditions, the facility finances a percentage of the invoice cost of existing equipment and all of the invoice cost of future equipment purchases. The equipment purchased serves as collateral. As of September 30, 1998, the Company has an outstanding balance of $350,000. The current interest rate on the note is 10%. The note is scheduled to be retired in October, 2001.


5.  Comprehensive Income

Effective March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. As the components of comprehensive income are not material, the Company has not reflected the additional reporting and display provisions of SFAS 130 in the accompanying financial statements.


6.  Effect Of Changes In Accounting Principles

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth in "Additional Factors That Might Affect Future Results" commencing on page 10 and those set forth under Item 1 in the Company's Annual Report filed on 10K. Certain sections in this report have been identified as containing forward-looking statements (designated by an *). The reader is cautioned that other sections not so identified may also contain forward-looking statements.

OVERVIEW

Since its inception in October 1992, Fusion has been committed to developing and commercializing innovative biomaterials for treating surgical wounds. As of September 30, 1998, the Company had an accumulated deficit of approximately $27,665,000 million. Operating losses are expected to continue at least through 2000 as the Company continues to fund early research, product development, clinical trials, regulatory submissions, and related administrative and support services.

The Company started clinical trials in the United States under an IDE in 1998 at ten medical centers in the areas of cardiac, vascular, and spinal surgery. At the end of September 1998, over 80% of the 300 patients in the study, have been enrolled.

In addition, the Company has been engaged in research to expand the potential applications of FloSeal. The Company has demonstrated in pre-clinical models that FloSeal is effective for sealing vascular access sites, especially in the femoral artery. The Company is now in the process of developing a specialized applicator for use with FloSeal in this indication. A patent has been filed, and prototypes are currently being tested in pre-clinical models.

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


RESULTS OF OPERATIONS


Three and Nine Months Ended September 30, 1998 and 1997

NET SALES

Due to the Company's exit of the RapiSeal Patch business in December 1997, the Company had no revenues in the three and nine months ended September 30, 1998 as compared to $66,000 and $144,000 in revenues for the three and nine months ended September 30, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESEARCH AND DEVELOPMENT

Research and development expenses increased 15% to $1,654,000 in the three months ended September 30, 1998 compared to $1,441,000 in the three months ended September 30, 1997. For the nine months ended September 30, 1998, research and development expenses increased 21% to $4,875,000 as compared to expenses of $4,024,000 for the nine months ended September 30, 1997. The increase for the third quarter and the nine months ended September 30, 1998 is attributable to expenses related to clinical and preclinical activities necessary to support ongoing product development activities for FloSeal. In 1998, research and development expenses are expected to be higher than those of 1997 as the Company supports its clinical trials and prepares FloSeal for market introduction *.

MARKETING, GENERAL AND ADMINISTRATIVE

Marketing, general and administrative expenses decreased 57% to $474,000 in the three months ended September 30, 1998, compared to $1,109,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 marketing, general and administrative expenses decreased 51% to $1,671,000 as compared to $3,395,000 for the nine months ended September 30, 1997. The decrease for the third quarter, compared to the year earlier period, and the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, was primarily the result of decreases in sales and administrative personnel.

INTEREST INCOME

Interest income decreased 45% to $156,000 for the three months ended September 30, 1998 compared to $282,000 for the three months ended September 30, 1997 and by 47% to $485,000 in the first nine months of 1998 from $912,000 in the first nine months of 1997. The decrease was attributable primarily to the declining balance of the Company's investment portfolio.

INTEREST EXPENSE

Interest expense increased 200% to $6,000 for the three months ended September 30, 1998 compared to $3,000 for the three months ended September 30, 1997 and by 74% to $59,000 for the first nine months of 1998 from $34,000 for the first nine months of 1997. The increase was attributable to the financing of the Company's Directors and Officers insurance and the expense on the loan facility agreement that the Company agreed to in December of 1997.

NET LOSS

As a net result of the items discussed above, net loss was $1,978,000 for the three months ended September 30, 1998. This is an improvement of 18% or $421,000 over the net loss of $2,399,000 for the three months ended September 30,1997. The net loss for the nine months ended September 30, 1998 was $6,120,000. This is an improvement of 12% or $853,000 over the net loss of $6,973,000 for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's cash, cash equivalents and available-for-sale securities were $8,900,000 compared to $14,460,000 at December 31, 1997.

For the nine months ended September 30, 1998 and 1997 the Company's operations consumed cash of $5,797,000 and $6,206,000, respectively. The decrease in cash consumed by operations was due primarily to a decrease in personnel costs, and a reduction in overall administrative spending.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Although Fusion believes that current cash balances, augmented by investment income, and the balance of its loan facility (the balance available for use is $2,150,000) will be sufficient to meet the Company's operating and capital requirements at least until 2000, the Company may decide to seek additional financing within this time frame *. After lengthy discussions with the U.S. Food and Drug Administration (FDA), the Company has determined that FloSeal will follow the Pre-Market Approval
(PMA) regulatory pathway *. A PMA is a lengthy and expensive process. Thus, the PMA determination will significantly increase the cash required before commercialization of FloSeal, in comparison to a 510(k) *. Fusion's future liquidity and capital requirements will depend on numerous factors, including the cost and time to conduct clinical trials, the receipt of and the time required to obtain regulatory clearances and approvals for FloSeal, the resources the Company devotes to developing, manufacturing and marketing its products and other factors. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

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

Competition and Uncertainty as to Technological Change. The surgical sealant market is highly competitive, and the Company expects competition in its targeted markets to intensify. The Company expects to encounter direct competition from companies (or medical institutions) offering a wide variety of competing products including but not limited to topical hemostats, fibrin glues, home-brew cryoprecipitates, synthetic adhesives, synthetic hydrogels, pericardial strips, synthetic strips, synthetic fibrin glues and femoral artery closure systems/devices. In addition, several large companies targeting the surgical sealant market may be developing products (unknown to the market at present) that would compete with the Company's products. The Company is also aware of several potential competitors that are working on biological tissue sealants. Many of the competitors or potential competitors have greater name recognition, broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Broad product lines may give the Company's competitors or potential competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that may compete with the Company's products. By offering a broader product line, these potential competitors may also have a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that increasingly seek to reduce costs through centralization of purchasing functions. There can be no assurance that the Company will be able to effectively compete against such competitors or potential competitors. In addition, there can be no assurance that the Company's current competitors or other companies will not succeed in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

developing technologies and products that are more effective than the Company's or that would render the Company's technology or products obsolete or unable to compete.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Uncertainty Relating to Third Party Reimbursement. In the United States, health care providers that purchase medical devices, such as FloSeal, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or part of the cost of the procedure in which the medical device is being used. The Company's success will be dependent, in part, upon its ability to obtain satisfactory third-party reimbursement from health care payors for surgical procedures that may use FloSeal. The Company anticipates that in a prospective payment system, such as the diagnostic related group system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedures and there will not be separate reimbursement for the Company's products *. Regardless of the type of reimbursement system, the Company believes that surgeon advocacy of FloSeal will be required to obtain reimbursement *. There can be no assurance that any reimbursement will be sufficient to assure profitability. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business prospects, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Limited Sales, Marketing and Distribution Experience. To date, the Company has not generated any revenues from sales of FloSeal. The company has a small marketing organization that provides market analysis, marketing strategy, and expertise in product development and positioning. The Company intends to sell its products primarily through agreements with distributors or by means of collaborative arrangements with corporate strategic partners *. As of September 30, 1998, the Company had not entered into any such agreements or arrangements with respect to FloSeal or other future products. There can be no assurance that the Company will be able to enter into agreements with distributors or collaborative arrangements on a timely basis or at all, or that such distributors or collaborators will devote adequate resources to selling the Company's products. In addition, to the extent that the Company enters into distribution agreements or collaborative arrangements for the sale of its products, the Company will be dependent upon the efforts of third parties, and there can be no assurance that such efforts will be successful. Should the Company decide to use a direct sales strategy for general or for specialty applications, there can be no assurance that the Company will be able to build a direct sales force or marketing organization, that establishing a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. Failure to build an effective sales and marketing organization or to establish effective distribution or collaborative arrangements would have a material adverse effect on the Company's business prospects, financial condition and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

use in its application evaluation cases in December 1997. However, the Company has no experience manufacturing FloSeal or any other products in the volumes necessary to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially viable cost. The Company may encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. The Company's manufacturing facilities will be subject to Quality System Regulations (QSR), international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its facilities in accordance with QSR, international quality standards or other regulatory requirements would entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any manufacturing difficulties involving production yields, quality control and assurances, supplies of components or shortages of qualified personnel encountered by the Company could also have a material adverse effect on its business prospects, financial condition and results of operations. There can be no assurance that the Company will be able to manufacture and supply sufficient quantities of products to meet product requirements for United States and international clinical trials and commercial sales.

Dependence on Single Source Suppliers. The Company acquires several components of its products from single source suppliers. Generally, the Company believes that there are alternative suppliers of equivalent materials available, and that the company could substitute suppliers with minimal regulatory consequences from this substitution *. However, there can be no assurance that such substitute suppliers will be available, that such substitutions could be made in a timely manner or on commercially reasonable terms. In the case of hides for processing into gelatin, there are only a few suppliers that could meet the Company's requirements. The company currently relies exclusively on one supplier of such hides and expects to continue to do so through at least the end of 1999 *. The Company and this supplier have entered into a long-term supply agreement. However, if this supplier were unable to meet the Company's demands there can be no assurance that the Company would be able to secure alternative sources of hides of sufficient quality and quantity to produce sufficient product to meet its customers' needs. A transition to alternate arrangements could involve additional costs and delays in production.
There can be no assurance that such transition would be successful in entering into alternate arrangements on commercially reasonable terms if at all. Sterilization of the Company's product is performed by a single vendor. While the Company believes alternative sterilization vendors are readily available, there can be no assurance that such vendors would be available or that such a transition could be made in a timely, cost-effective manner. The Company relies upon a single vendor for its bovine thrombin, which is a critical element in the mechanism of action of FloSeal. This supplier is currently the only FDA approved manufacturer of bovine thrombin in the United States. While the Company believes that this vendor is reliable and has adequate capacity to serve the Company's requirements, there can be no assurance that this vendor will supply adequate thrombin or that alternative vendors will enter the market and prove to be reliable suppliers. In the event the Company is not able to acquire sufficient supplies from its current sources or to locate alternate sources on commercially reasonable terms, the Company may not be able to manufacture its products on a timely and cost-competitive basis, or at all, which would have a material adverse effect on the Company's business prospects, financial condition and results of operations.

Computer Systems Readiness for Year 2000. The Year 2000 computer issue refers to a condition where a two digit field rather than a four digit field is used to distinguish a calendar year. Unless corrected some computers and software applications could be unable to function on January 1, 2000 (and thereafter until corrected), as they will be unable to distinguish the correct date. Such an uncorrected condition could significantly interfere with the conduct of the Company's business, could result in disruption of its operations, and could subject it to potentially significant legal liabilities.

The Company is in the process of assessing its exposure to the Year 2000 problem. The Company is upgrading its current third party software for Year 2000 compliance. While the Company believes it has made progress in resolving known Year 2000 issues, sufficient testing has not been completed to fully validate the readiness of the Company's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

systems. Additional testing and upgrades are planned during fiscal 1999 to reasonably ensure Year 2000 compliance *.

The Company is also assessing the possible effect on its operations of the Year 2000 readiness of critical suppliers of products and services. The Company's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address Year 2000 issues could not have an adverse effect on the Company. To date, The Company has not contacted its suppliers to determine their Year 2000 readiness.

The Company expects to complete an estimate of Year 2000 project costs during the first half of fiscal 1999 *. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to Year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the Year 2000 on the Company is not known at this time. The Company will be developing a contingent plan for Year 2000 issues as it determines its Year 2000 exposure *.




Fusion Medical Technologies Inc. and RapiSeal are registered trademarks of Fusion Medical Technologies, Inc. FloSeal Matrix and FloSeal are trademarks of Fusion Medical Technologies, Inc.

                          PART II-OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.

            The net proceeds to the Company after deducting expenses associated with the Company's initial public offering in June of 1996 was $24,418,512. From June 7, 1996 to September 30,
            1998 the Company used such net offering proceeds, in direct or indirect payments to others, as follows:


            Purchase and installation of machinery
            and equipment                                $    676,964
            Working capital                                15,024,428
            Repayment of debt                                 336,168
            Investments in short term,
            interest-bearing obligations                    8,380,952
                                                         ------------
            Total                                        $ 24,418,512
                                                         ============


Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     ---------

            Exhibit
            Number                 Description
            ------      --------------------------------------

             27.1       Financial Data Schedule.


(b) Reports on Form 8-K.
    --------------------

   The Registrant did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.



                                          FUSION MEDICAL TECHNOLOGIES, INC.



Date:     November 13, 1998              By: /s/ PHILIP M. SAWYER
                                            ------------------------------
                                                  Philip M. Sawyer

                                       President, Chief Executive Officer,
                                           Principal Financial Officer