Form 10-K405
period 1998-12-31
FUSION MEDICAL TECHNOLOGIES INC
filed 1999-04-01
CIK 1013466

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the fiscal year ended December 31, 1998.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the transition period from ______________ to _______________.

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

     Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on March 24, 1999 as reported on the Nasdaq National Market, was approximately $13,222,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 24, 1999, the Registrant had 7,217,886 shares of Common Stock outstanding.
                     ____________________________

                 DOCUMENTS INCORPORATED BY REFERENCE

The information called for in Part III is incorporated by reference from the Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on May 20, 1999.


                     Fusion Medical Technologies, Inc.

                                   INDEX


                                                                       Page
                                                                      Number
                                                                      ------
                                    PART
Item 1.    Business..................................................    3
Item 2.    Properties................................................   12
Item 3.    Legal Proceedings.........................................   13
Item 4.    Submission of Matters to a Vote of Security Holders.......   13


                                   PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................   15
Item 6.    Selected Financial Data...................................   16
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................   17
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk   20
Item 8.    Financial Statements and Supplementary Data...............   21
Item 9.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................   21


                                   PART III

Item 10.   Directors and Executive Officers of the Registrants.......   22
Item 11.   Executive Compensation....................................   22
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management............................................   22
Item 13.   Certain Relationships and Related Transactions............   22



                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules...................   23


                                   PART I

Item 1.  Business

     The Business section and other parts of this Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Operating Results and Market Price of Common Stock" commencing on page 17.

The Company

     We are developing and commercializing proprietary surgical hemostatic products. Hemostatic products are devices, such as sutures, and topical agents, such as sponges, used to stop bleeding. Our lead product, FloSeal Matrix Hemostatic Sealant, combines a gel derived from collagen with thrombin, a potent clotting agent, to control surgical bleeding. We believe that the innovative physical structure of FloSeal provides certain performance advantages over existing surgical hemostatic products, such as fast and effective bleeding control even in challenging applications, quick and easy onsite preparation, excellent handling and total absorption by the body within six to eight weeks.

     In November 1998, we completed enrollment in a 309-patient U.S. pivotal clinical trial for FloSeal in patients undergoing cardiac, vascular and spinal surgery. The primary endpoint of the pivotal trial was to show that FloSeal stopped bleeding within 10 minutes of application at least as frequently as the Gelfoam plus thrombin control. The trial showed that FloSeal stopped patients' bleeding within 10 minutes in 96 % of all patients treated with FloSeal, whereas Gelfoam plus thrombin stopped patients' bleeding within 10 minutes in 77 % of all patients in the control group.
The trial also showed that FloSeal stopped patients' bleeding at least two times more quickly than Gelfoam plus thrombin. We completed submission of our full pre-market approval application for FloSeal in February 1999. Assuming timely acceptance of the application and approval by the FDA, which cannot be assured, we expect to commercialize the product in the United States in early 2000. We have filed for European regulatory clearance and expect to receive required certification by mid-1999 and to commercialize FloSeal in Europe shortly thereafter.

     We are also developing additional products designed to stop bleeding based upon our core proprietary technology. Such products include SinuSeal, for use by ear, nose and throat surgeons, and vascular access site closure device, which we call VASC, for use in the closure of femoral artery punctures following vascular interventional procedures. We expect to file a premarket approval application supplement for SinuSeal shortly after obtaining FloSeal approval. We expect to begin clinical trials for VASC in late 1999.

Background

     Surgical wounds must be effectively closed and bleeding controlled to ensure the success of surgical procedures. Failure to close surgical wounds completely can result in serious or possibly life-threatening complications, including blood loss, tissue damage, infection and excessive scarring. A variety of hemostats have been developed to help surgeons control intraoperative bleeding, including devices such as sutures and staples, as well as topical hemostatic products, such as sponges, like Gelfoam, and commercial fibrin glues. Topical hemostatic products are a popular means of supplementing sutures and staples in applications where sutures and staples are not entirely effective in controlling bleeding.

Sutures and Staples

     Historically, sutures have been the most common type of product used for closing surgical wounds. Sutures mechanically bring together the tissue on either side of a wound to facilitate healing. In the 1960s, surgical stapling was introduced to reduce the time-consuming and cumbersome aspects of suturing. Surgical stapling involves drawing together tissue through the application of staples along the line of incision using a manually operated device. Industry sources estimate that the annual worldwide market for sutures and staples is approximately $2.3 billion.

     Sutures and staples have a number of limitations. In particular, they do not have inherent sealing capabilities and thus sometime do not eliminate bleeding along suture lines, especially when connecting blood vessels. The physcial structure of sutures and staples makes them often ineffective in stopping bleeding associated with fragile tissue and organ wounds because such sites often lack the structural integrity required to hold such devices in place. Similarly, sutures and staples, because of their size limitations and the mechanics of applying them to the site of a wound, are difficult or impossible to use in certain types of surgeries where access to the surgical site is limited, such as minimally invasive procedures.

Topical Hemostats

     Topical hemostats provide the surgeon with additional means for controlling bleeding in procedures in which sutures and staples are not entirely effective. Numerous materials have been used to achieve hemostasis in surgical procedures, including sponges, like Gelfoam, thrombin, fibrin glues and other types of surgical sealants and adhesives. While existing topical hemostats are a popular complement to sutures and staples, they too have several limitations, including the following:

     * Limited Effectiveness. Topical hemostats do not always conform to a bleeding site and can take a long time or fail to stop bleeding. For example, fibrin glues do not adhere strongly to wet tissue and have little impact on actively bleeding lesions. Gelfoam plus thrombin can take several minutes to stop even moderate bleeding.

     * Lengthy and Complex Preparation. Preparation of some topical hemostats can take a long time, require complicated steps or necessitate special equipment. For example, fibrin glues may take up to 40 minutes to prepare, and thus must often be mixed prior to surgery, whether or not they are actually used in the procedure. Certain fibrin glues and adhesives also require special equipment for preparation, such as heaters or centrifuges.

     * Difficult to Use. Many topical hemostats products can be awkward to use or difficult to place precisely. Sponges, such as Gelfoam, often require sustained manual pressure to be effective. In addition, topical hemostats can impede a surgeon's vision of and access to the surgical site. Both these factors can significantly delay the completion of the surgical procedure, especially where continued visualization is important, such as in spinal and sinus surgeries, and in certain minimally invasive surgeries.

     * Rebleeding May Occur After Application. Topical hemostats are often removed prior to closing the wound. Similar to when a gauze bandage is pulled away from a scab, rebleeding can occur upon removal because these materials become incorporated into the clot itself.

     The limitations of current products have been particularly pronounced in procedures involving suture lines in blood vessels, such as coronary artery bypass grafts, and in patients with compromised coagulation. Despite these limitations, topical hemostats have achieved significant sales to date.

     We estimate that annual sales of topical hemostats, including Gelfoam plus thrombin, exceeded $100 million in 1997. The sales were almost entirely within the United States and did not include the sale of fibrin glue because the FDA did not approve fibrin glue until May 1998. In 1997, international sales of fibrin glue, however, were approximately $270 million, of which we believe that over 60% were attributable to bleeding control.

The Benefits of FloSeal

     Our lead product, FloSeal, a proprietary gel derived from collagen combined with thrombin, is designed to complement sutures and staples and to overcome limitations of other existing products used to control bleeding, including topical hemostats, fibrin glues and other types of surgical sealants and adhesives. Our U.S. pivotal clinical trial demonstrated the effectiveness of FloSeal in stopping bleeding in cardiac, vascular and spinal surgeries. We believe that FloSeal offers the following key performance advantages:

     * Stops Bleeding Rapidly and Effectively. FloSeal's proprietary physical structure rapidly induces stable clot formation and seals the wound site, even in challenging surgical situations, including very wet tissue and heavily bleeding sites. For example, in cases of heavy bleeding experienced by some cardiac patients in our pivotal trial, FloSeal stopped bleeding within three minutes in 77% of patients treated.

     * Stops Various Types of Bleeding. A subanalysis in our clinical trial demonstrated that FloSeal stopped all degrees of bleeding encountered, ranging from lighter "oozing" to heavier "flowing" and "spurting". We believe that FloSeal will be the first product to effectively control substantially all of these types of bleeding. For example, a secondary endpoint analysis in our pivotal clinical trial showed that in cases of heavy bleeding experienced by some cardiac patients FloSeal stopped bleeding within three minutes in 77% of patients treated with FloSeal, as compared to
0% for those treated with Gelfoam plus thrombin.   In addition, we believe
that FloSeal will address bleeding associated with fragile tissues, diffuse organ bleeding and high pressure arterial bleeding, including bleeding in patients being treated with anti-coagulant drugs. Data from the clinical trial is included below under the subsection entitled "Fusion's Products."

     * Easy to Prepare. FloSeal can be prepared within two minutes and can be used for up to two hours after preparation. No special equipment is required during preparation, and all materials are contained in one simple package.

     * Easy to Use. FloSeal is easy to apply using a standard disposable syringe and has a gel-like consistency which rapidly conforms to the application site. The surgeon can either remove any excess material without difficulty by gentle irrigation of the treated area or leave it to be absorbed by the body. Since only minimal training is necessary, we believe that surgeons will quickly learn how to use the product.

     * Broad Applicability. Under our current premarket approval application, we are pursuing regulatory approval of FloSeal for a broad range of surgical specialties. Our U.S. pivotal clinical trial demonstrated the effectiveness of FloSeal in patients undergoing cardiac, vascular and spinal surgeries. In addition, FloSeal has been used outside the United States in several other surgical specialties, including nasal and sinus, gynecologic and general surgery.

     * Biocompatible and Safe. FloSeal is biocompatible and fully absorbed by the body within approximately six to eight weeks, consistent with the body's normal healing process. Since FloSeal does not have to be removed after application, rebleeding is unlikely to occur. The materials used in

        FloSeal, collagen and thrombin, are naturally occurring materials that have a safe history of use in humans.


Fusion's Products

     The technology underlying FloSeal and our other products currently under development consists of a mixture of a proprietary gel derived collagen and thrombin, a blood clotting agent. When mixed, the thrombin coats the gel, and they act synergistically to stop bleeding. The granular nature of the gel allows it to conform to irregular wound geometries. We have engineered the collagen granules to swell upon contact with the blood. By swelling, the granules restrict blood flow. Blood percolates through the spaces between the granules and is exposed to high concentrations of thrombin, thereby accelerating formation of a mechanically stable clot.


FloSeal

     FloSeal, our lead product, is designed to control bleeding in various types of surgery and has been tested for safety and effectiveness in a pivotal U.S. clinical trial involving patients undergoing cardiac, vascular and spinal surgery. In February 1999, we completed submission of our full premarket approval application for FloSeal.

     Clinical Development. In November 1998, we completed enrollment in a ten-center, randomized pivotal clinical trial of FloSeal involving 309 patients who underwent cardiac, vascular or spinal surgery. One hundred fifty-six patients were treated with FloSeal while 153 patients were treated with Gelfoam plus thrombin. The degree of intraoperative bleeding ranged from lighter "oozing" to heavier "flowing" and "spurting," with nearly one-third (32%) of the patients experiencing bleeding in the heavier, more difficult to control ranges.

     The primary endpoint of the pivotal trial was to show that FloSeal, in the combined surgical procedures, stopped bleeding within 10 minutes of application at least as frequently as the Gelfoam plus thrombin control. FloSeal stopped bleeding within 10 minutes in 96% of the 156 patients treated with FloSeal, whereas Gelofoam plus thrombin stopped bleeding within ten minutes in 77% of the 153 patients in the control group. In addition, FloSeal a subset analysis demonstrated that FloSeal stopped bleeding at least two times faster than Gelfoam plus thrombin. These results were consistent across all tested surgical specialties and bleeding classes, from simple oozing to active arterial spurting.

     Ninety-three patients underwent cardiac surgery, the most difficult group to treat due to the use of cardiopulmonary bypass and high levels of anti-coagulant drugs. FloSeal stopped bleeding within ten minutes in 94% of the 48 patients treated with FloSeal, whereas Gelfoam plus thrombin stopped bleeding within ten minutes in 60% of the 45 patients in the control group. In cases of heavy cardiac bleeding, FloSeal stopped bleeding within three minutes in 77% of patients, as compared to 0% for those treated with Gelfoam plus thrombin.

     In the trial, 89 patients underwent vascular surgery. FloSeal stopped bleeding within ten minutes in 93% of the 43 patients treated with FloSeal, versus 76% for the 46 control group patients. One hundred twenty-seven patients underwent spinal surgery. FloSeal stopped bleeding within ten minutes in 98% of the 65 patients treated with FloSeal, versus 90% for the 62 control group patients. Detailed results for the vascular and spinal arms of the pivotal trial have not yet been published, but we anticipate publication in a peer-reviewed medical journal in the future.

     The following chart summarizes certain data with respect to the trial results:

                      Summary Clinical Trial Results

                                         Hemostasis       Hemostasis within
        Patient Category              within 10 minutes       3 minutes
        ----------------            -------------------  ------------------
                                               Gelfoam             Gelfoam
                                     FloSeal  +Thrombin  FloSeal  +Thrombin
                                     -------  --------- --------- ---------
All patients (1)                       96%       77%        84%       47%

  All vascular(3)                      93%       76%         *         *

  All spinal(4)                        98%       90%         *         *

  All cardiac patients(5)              94%       60%        69%       22%

    Cardiac: "Oozing"                  94%       66%        66%       29%

    Cardiac: "Flowing" or "Spurting"   92%       40%        77%       0%

* Data not yet released and subject to publication in a peer reviewed medical journal.

     The primary endpoint of the trial was achieved. In addition, subset analysis of secondary endpoints showed statistically significant and clinically meaningful benefit of FloSeal relative to Gelfoam plus thrombin. We completed submission of our full premarket approval application for FloSeal in February 1999. Assuming timely acceptance of the application and approval by the FDA, which cannot be assured, we expect to commercialize the product in the United States in early 2000. We will seek the labeling indication, "for surgical procedures (other than in neurosurgical, ophthalmic and urological) as an adjunct to hemostasis when control of bleeding by ligature or conventional procedures is ineffective or impractical."

     We have filed for European regulatory approval and expect to receive such approval by mid-1999. We intend to commercialize FloSeal in EU member countries shortly thereafter with a labeling indication, "for surgical procedures as an adjunct to homeostasis when control of bleeding by ligature or conventional procedures is ineffective or impractical."

     Target Market. We expect our domestic and international commercialization efforts to focus initially on those surgeons who perform cardiac, vascular and spinal procedures, the specialties studied in the clinical trial. There are approximately 500,000 cardiac surgeries, 380,000 vascular surgeries and 400,000 spinal surgeries performed annually in the United States. We believe that FloSeal could be used in approximately 15% of cardiac surgeries, 50% of vascular surgeries and 50% of spinal surgeries. We believe that the potential market for FloSeal outside of the United States with respect to each of those surgical specialties is roughly equal to the corresponding market within the United States. We also believe that FloSeal will be a useful hemostat for other types of surgery, including orthopedic, trauma, gynecologic, plastic and other general surgery.


SinuSeal

     We are developing SinuSeal, an additional application for FloSeal for use by ear, nose and throat surgeons to control bleeding. SinuSeal is delivered through a standard disposable syringe with a sinus applicator tip, and consists of the same FloSeal gel tested in the clinical trial described above. At the close sinus surgeries, conventional packing materials, such as gauze strips or plugs are often inserted into the nose and left in place for several days. Removal of these packing materials requires a return visit to the surgeon's office, is generally painful and often results in re-bleeding. SinuSeal, however, is absorbed by the body and consequently does not require removal. We believe that SinuSeal will eliminate much of the discomfort, pain and cost associated with nasal packing.

     In 1998, we completed a three-center evaluation of 18 patients in Canada in which SinuSeal controlled intra-operative bleeding during sinus surgery in 100% of 29 application sites. We intend to file a premarket approval application supplement for SinuSeal after receiving FDA approval for FloSeal. We may be required to perform a clinical trial prior to submitting such a supplement for SinuSeal.

     We expect our domestic and international commercialization efforts to focus on ear, nose and throat surgeons. Industry sources estimate that approximately 400,000 sinus surgeries are performed annually in the United States. In addition, we have performed technical and clinical studies which suggest that SinuSeal can be used to control bleeding associated with tonsillectomies and adenoidectomies. Industry sources estimate there are approximately 530,000 of these procedures performed annually in the United States. We estimate that approximately one-third of these nose and throat procedures could benefit from the use of SinuSeal.


VASC

     We are also developing VASC, a vascular access site closure device, as an additional application of our FloSeal technology. VASC is designed to be used by interventionalists to seal arterial punctures following vascular interventional procedures, such as balloon angioplasty or angiography. VASC incorporates a proprietary catheter-based applicator to easily and safely deliver to the site of the arterial puncture the same FloSeal gel tested in the pivotal clinical trial described above. Currently available suturing devices and collagen plugs can be costly, difficult to use and may require extensive surgeon training prior to use. We are designing VASC to address these limitations.

     We have conducted preliminary pre-clinical studies examining the safety and effectiveness of VASC. We plan to begin a pilot clinical trial in late 1999 and a pivotal clinical trial in 2000. Industry sources estimate that approximately 3.3 million arterial puncture closure procedures will be performed in the United States in 1999.

     The statements we have made above regarding the anticipated commercialization of our products are forward looking. We are not permitted to commercialize any of the above products unless and until we receive necessary regulatory approvals.

Research and Development

     Our research and development activities are focused on enhancing and expanding the applications of the FloSeal technology platform. We have established an active dialogue with surgeons to ascertain the most desirable additional applications and enhancements for the FloSeal technology.
Current products at the research stage include a sponge form of FloSeal for field dressing and other emergency applications and an absorbable spinal anti-adhesion agent.


Sales and Marketing

     We are engaged in preliminary discussions with prospective distribution partners to provide sales, marketing and distribution functions in both the United States and international markets once regulatory approvals are received. We initially intend to focus our domestic and international sales and marketing efforts on developing surgeon acceptance of FloSeal for application in procedures including cardiac, vascular and spinal surgeries. We are in discussions with multinational surgical companies with capabilities in various surgical specialties. We are also in discussions with independent distributors, particularly in international markets in order to capitalize on their strong capabilities in local markets. Fusion intends to select distribution partners based on demonstrated sales and marketing expertise, focused positioning of FloSeal within a portfolio of other surgical products and favorable economic terms.

Manufacturing

     Our manufacturing operations are located in our 13,200 square foot headquarters in Mountain View, California. We are currently expanding our manufacturing capacity within this facility, and we believe that such additional capacity will be sufficient through 2000. We expect to complete the expansion of our expansion of our manufacturing facility by the end of the second quarter of 1999. In conjunction with this expansion, we anticipate spending a total of approximately $250,000 for the purchase of production equipment and $275,000 for the facilities' upgrade.

     Our manufacturing facilities are subject to Quality System Regulations, international quality standards and other regulatory requirements. Difficulties we encounter in manufacturing scale-up or our failure to implement and maintain our facilities in accordance with quality standards or other regulatory requirements could entail a delay or termination of production, which would materially and adversely affect our business. We have received a manufacturing license from the California Department of Health Services. However, we have no experience manufacturing our products in the volumes necessary to achieve significant commercial sales, and there can be no assurance that such manufacturing can be achieved at a commercially reasonable cost. If we encounter any manufacturing difficulties involving capacity constraints, production yields, quality control and assurance, supplies of components or shortages of qualified personnel our business could be materially and adversely affected. There can be no assurance that we will be able to manufacture sufficient quantities of products to meet supply requirements for commercialization and continued clinical trials in the United States and abroad.

     Fusion acquires raw materials and product components from suppliers, processes the raw materials internally to the appropriate form and composition, packages kits, arranges for sterilization by a third party and then packages the products for shipment. We acquire some raw materials and components, such as bovine hides, thrombin and sterilization services, all of which are essential components of FloSeal, from single suppliers. Generally, we believes that there are additional and alternative suppliers of equivalent materials available and that we could supplement and substitute suppliers with minimal business and regulatory consequences. However, there can be no assurance that such supplies will be available or that such substitutions could be made in a timely manner, on commercially reasonable terms, if at all. In the event that any of our current single source suppliers become unable to meet our needs or we lose them as a supply source for some other reason, our business could be disrupted and materially and adversely affected.


Competition

     The market for topical hemostats is highly competitive. A wide variety of existing products and products under development may compete directly with FloSeal and our other products under development. Many existing and potential competitors have greater name recognition, broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing research and development staffs and facilities. Broad product lines may give competitors the ability to negotiate exclusive, long-term supply contracts and, as a result, the ability to offer comprehensive pricing for their products. With a broader product line, competitors may also have a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that increasingly seek to reduce costs through centralized purchasing. There can be no assurance that we will be able to successfully compete against competitors or potential competitors. In addition, we cannot be certain that current competitors or other companies will not succeed in developing technologies and products that are more effective or that would render our technology or products obsolete or unable to compete.

Patents and Proprietary Rights

     Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of its technology. We have five pending U.S. patent applications relating to FloSeal and other products under development, but no issued patents. We also have filed two corresponding patent applications with the European Patent and Trademark Commission and may file additional patent applications outside the United States at a later date. In addition, we have in-licensed technology that we believe strengthens our patent portfolio.


     Our patent applications may not result in issued patents. We have conducted searches to determine whether our patent applications interfere with existing patents. Based upon these searches, we believe that our patent applications and products do not interfere with existing patents. However, we cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or commercialize our products. Moreover, since U.S. patent applications are not a matter of public record, a patent application could currently be on file that would stand in the way of us obtaining an issued patent. A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for surgical sealing, which could materially impact our operations. Obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws. Protection provided by foreign patents, if obtained, and any other foreign intellectual property protection may be weaker than that provided domestically.

     The medical device industry is characterized by extensive litigation regarding patents and other intellectual property rights. Many medical device companies have employed intellectual property litigation as a way to gain a competitive advantage. There is no assurance that we will not be sued in the future challenging our patent rights or claiming infringement on patents held by third parties. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using the disputed technology. Although patent and intellectual property disputes in the medical device area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on satisfactory terms, if at all.



Government Regulation

     United States

     Our proposed products and research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations, govern, among other things, the following activities:

     *  Product development,
     *  Product testing,
     *  Product labeling,
     *  Product storage,
     *  Premarket clearance or approval,
     *  Advertising and promotion, and
     *  Product sales and distribution.

     Product development and approval can take a number of years and can be expensive and uncertain.

     In the United States, medical devices are classified on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls. These controls include labeling, premarket notification and adherence to the FDA's Quality System regulations. Class II devices are subject to general and special controls. Special controls include performance standards, postmarket surveillance, patient registries, and FDA guidelines. Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness.

     Premarket notification clearance must be obtained for class I and II devices and class III devices when the FDA has not called for premarket approval. A premarket approval application is required for most class III devices. A premarket approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device. The application typically includes:

     * Results of bench and laboratory tests, animal studies, and clinical studies
     *  A complete description of the device and its components,
     * A detailed description of the methods, facilities and controls used to manufacture the device, and
     *  Proposed labeling, advertising literature.

     The approval process can be expensive, uncertain and lengthy. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

     FDA Review Process. When the FDA receives a premarket approval application, it will determine whether the application is complete enough for review. If the application is complete, the application is filed and the FDA begins an in-depth review. Currently, FDA review time is approximately 12 months, but timing is uncertain and the process may take significantly longer. The review time is often extended by the FDA asking for more information or clarification of information already provided in the submission. An advisory committee may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA gives substantial weight to the recommendation but is not bound by it. Before the approval, FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable Quality System requirements. We have not yet undergone an FDA Quality System inspection.

     The FDA may issue either an approval letter or an approvable letter. An approvable letter will contain a number of conditions that must be met in order to secure final approval. When and if those conditions are met, an approval letter will be issued. The FDA can also deny approval or issue a "complete action" letter that will detail the deficiencies.

     The FDA may determine that additional clinical trials are necessary. This may delay approval for one or more years while additional clinical trials are conducted and submitted. Any additional information must be submitted in an amendment to the application. Certain modifications to the device, labeling or manufacturing process may require premarket approval or approval of a supplement to a premarket approval. Premarket approval supplements often require the submission of information only needed to support the proposed change.

     Clinical Studies.     If clinical trials involve a "significant risk,"
the must file an Investigational Device Exemption application prior to commencing the study. The FDA must approve the clinical trial before the study may commence. If the device presents a "non-significant risk" to the patient, the clinical trial may commence without FDA approval. Institutional Review Board approval must be obtained for all studies. Submission of an Investigational Device Exemption application does not give assurance that the FDA will approve the application. If the application is approved, there can be no assurance that FDA will determine that data derived from the studies will support the safety and efficacy of the device. An Investigational Device Exemption supplement must be approved by the FDA before a sponsor or investigator may make a significant change to the investigational plan.

     The FDA has determined that FloSeal will be regulated as a class III medical device. Premarket approval must be obtained before FloSeal can be marketed in the United States. Fusion has received approval of an Investigational Device Exemption to study FloSeal in cardiac, vascular and spinal surgery in the United States. Enrollment for the FloSeal pivotal U.S. clinical trial was completed in November 1998. The final analysis of the study is currently ongoing. There can be no assurance that the study will adequately support approval for FloSeal. Additional Investigonial Device Exemptions will be required for other applications of FloSeal. There can be no assurance that a supplemental
premarket approval application will be accepted for SinuSeal.   In the event
we are unable to file a premarket approval supplement for SinuSeal, we will be required to file a premarket approval application.


     Manufacturing. Manufacture and distribution of FloSeal will be subject to continuing regulation by the FDA. We will also be subject to routine inspections by the FDA to determine compliance with the following:

     *  Quality System requirements,
     *  Medical Device Reporting regulations, and
     * FDA's restrictions on promoting products for unapproved or "off-label" uses.


International

     To market products in Europe and other foreign countries, we must obtain similar regulatory approvals. Regulations vary significantly from country to country. The time required to obtain approval to market products may be longer or shorter than that required in the United States. Fusion must obtain CE mark certification to market FloSeal in member countries of the European Union. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with the applicable European Medical Devices Directives. In February 1997, we received ISO 9001 and EN 46001 qualification of our processes, which is one of the principal steps in the CE mark approval process. There can be no assurance that we will be successful in completing the remainder of the CE mark certification process or obtaining CE mark certification in a timely manner.


Employees

     As of March 1, 1999, we had 31 employees, 13 of whom were engaged in research and development, two in regulatory affairs and quality assurance, ten in operations, two in marketing and four in finance and administration. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.


Item 2.  Properties

     Our headquarters are located in a 13,200 square foot facility in Mountain View, California. The lease for this facility extends through December 31, 2001. We believe that these existing facilities will be sufficient for our manufacturing and office requirements through 2000. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.  Legal Proceedings

     We are currently not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                     Executive Officers of the Company

     The following table sets forth certain information with respect to our executive officers and directors as of December 31, 1998:

         Name               Age                     Position
         ----               ---                     --------

Philip M. Sawyer            34    President, Chief Executive Officer, acting
                                  Chief Financial Officer and Director
Debera M. Brown             46    Vice President, Regulatory Affairs and
                                  Quality Assurance
Cary J. Reich, Ph.D.        50    Vice President, Research
Scott Huie                  40    Vice President, Operations
Joseph F. Rondinone, Ph.D.  51    Vice President, Development


     Mr. Sawyer, a founder of the Company, has served as President and Chief Executive Officer and as a Director since April 1993. From 1991 to 1993, Mr. Sawyer worked in various positions in sales and marketing at the Stryker Corporation. From 1987 to 1989, Mr. Sawyer worked at Patricof & Co. Ventures Inc. From 1986 to 1987, Mr. Sawyer worked in the health care corporate finance group at E.F. Hutton and Co. Mr. Sawyer holds a B.A. from Haverford College and an M.B.A. from the Harvard Business School.

     Ms. Brown joined the Company in May 1995 as Vice President, Regulatory and Clinical Affairs, which position she held until July 1997. Since July 1997, Ms. Brown has been Vice President, Regulatory Affairs and Quality Assurance. From September 1990 to March 1995, Ms. Brown was Vice President, Medical and Regulatory Affairs, at Celtrix Pharmaceuticals, Inc., a manufacturer of biopharmaceutical products from recombinant proteins. At Celtrix, Mrs. Brown was responsible for overseeing the actions of staff for the Regulatory Affairs Department, the Quality Assurance Department and clinical trials. Ms. Brown holds a B.A. in Human Biology from Stanford University and completed the Executive Program at Stanford University School of Business.

     Dr. Reich joined the Company in May 1995 as Vice President, Research and Development. Dr. Reich's current position is Vice President, Research. From June 1987 to May 1995, Dr. Reich held various positions at Chiron Vision, a manufacturer of devices and pharmaceuticals to correct, improve and restore vision. His most recent position at Chiron Vision, which he held from April 1993 to May 1995, was Vice President, Research and Development.
As Vice President, Research and Development, Dr. Reich was responsible for global research and development efforts in the field of ophthalmic medical devices. Dr. Reich holds a B.S. in Chemistry from Harvey Mudd College and a Ph.D. in Physical Organic Chemistry from Stanford University.

     Mr. Huie joined the Company in August 1997 as Vice President, Operations. From May 1995 to August 1997, Mr. Huie was Director of Pharmaceutical Engineering at Aradigm Corporation, a pharmaceutical and medical device company specializing in non-invasive aerosol drug delivery. He directed process development, scale up, clinical supplies and facilities. From February 1993 to May 1995, Mr. Huie was Director of Engineering at Cygnus, Inc., ("Cygnus") a manufacturer of transdermal drug delivery systems and developer of a non-invasive glucose monitoring medical device. As Director of Engineering Mr. Huie was responsible for all engineering functions in the company including process engineering, clinical manufacturing, manufacturing engineering, maintenance and validation. Mr. Huie holds a B.S. in Chemical Engineering from Rensselaer Polytechnic Institute.

     Dr. Rondinone joined the Company in January 1996 as Director of Clinical Affairs. In July 1997, Dr. Rondinone was promoted to Vice President, Development. From July 1992 to January 1996, Dr. Rondinone was Vice President, Research and Development, for LaserScope Surgical Systems, Inc., a manufacturer and world-wide distributor of surgical lasers and instruments. At LaserScope, Dr. Rondinone was responsible for new product development and management of the research and development department. Dr. Rondinone holds a B.S. in Biology from Tufts University, an M.S. from University of California at Los Angeles and a Ph.D. in physics from the University of California at Los Angeles.

                                   Part II


Item 5.     Market for Registrant's Common Equity and Related Stockholder
             Matters.

Our common stock is quoted on the Nasdaq National Market under the symbol "FSON." The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock, as reported on the Nasdaq National Market since our initial public offering in June 6, 1996

                                                            High       Low
                                                            ----       ---
     1996
     Second Quarter from June 6, 1996                      $13.250   $7.063
     Third Quarter                                          10.000    5.875
     Fourth Quarter                                          9.375    4.125

     1997
     First Quarter                                           4.875    3.313
     Second Quarter                                          4.500    2.750
     Third Quarter                                           5.625    3.625
     Fourth Quarter                                          6.000    2.813

     1998
     First Quarter                                           5.063    3.000
     Second Quarter                                          5.000    3.375
     Third Quarter                                           4.125    2.250
     Fourth Quarter                                          8.938    2.000

     1999 (First Quarter through March 8, 1999)              7.063    5.563


     As of March 8, 1999, the last reported sale price of our common stock on the Nasdaq National Market was $6.00 per share and, on January 25, 1999, there were 89 stockholders of record.

Item 6.     SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Prospectus. The statements of operations data for the years ended December 31, 1998, 1997, and 1996 and the balance sheet data as of December 31, 1998 and 1997 have been derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.


                                           Year ended December 31,
                              ----------------------------------------------

Statements of
  Operations Data:              1998     1997     1996      1995     1994
                              -------- -------- --------- -------- ---------
                               (in thousands, except per share amounts)
  Net Sales                            $    153  $     31
  Cost of sales and
   manufacturing start-up cost              968       196
                                       -------- ---------
     Gross Loss                            (815)     (165)
                                       -------- ---------
  Operating Expenses:
    Research and development   $ 6,145 $  5,647  $  4,693  $ 2,650  $   756
    Sales and marketing            614    2,421     1,582      142       67
    General and administrative   1,474    2,004     1,426      841      349
                               ------- -------- ---------  ------- --------
      Total operating expenses   8,233   10,072     7,701    3,633    1,172
      Loss from operations      (8,233) (10,887)   (7,866)  (3,633)  (1,172)
    Interest income, net           542      984       910      351       17
    Other income <expense>, net      4      (49)                 1        2
                                ------ -------- ---------  ------- --------
    Net loss                   $(7,687)$ (9,952)$  (6,956) $(3,281)$ (1,153)
  Basic and diluted net loss
    per share                  $ (1.08)$  (1.41) $  (1.52) $ (2.31)$  (0.81)
  Shares used in computing
    basic and diluted net
    loss per share               7,145    7,070     4,563    1,423    1,431
                               ======= ========  ========  ======= ========
  Balance Sheet Data:

  Cash, cash equivalents and
   available for sale
    securities                 $ 7,164 $ 14,459  $ 23,485  $ 5,918  $   222
  Working capital                6,242   11,850    21,072    5,314      (80)
  Total assets                   8,088   15,540    25,063    6,629      436
  Long term debt, including
    current portion                321       43       189      322      200
  Accumulated Deficit          (29,232) (21,545)  (11,593)  (4,637)  (1,357)
  Total stockholders' equity   $ 6,827 $ 14,224  $ 23,742  $ 5,768  $   126


Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Risk Factors" commencing on page and elsewhere in this prospectus.

Overview

     Since inception in October 1992, we have been primarily engaged in the research and development of surgical sealants and topical hemostats. As of December 31, 1998, we had an accumulated deficit of approximately
$29,232,000. Operating losses are expected to continue at least through 2001.

     We commenced selling our first product, the RapiSeal patch, in late 1996. After careful consideration, we reallocated our capital resources to the development of FloSeal and in late 1997 discontinued sales of the RapiSeal patch and disbanded our test sales force. We recorded a one time expense of $559,000 associated with our exit from the RapiSeal business. Of such expense, $325,000 was charged to cost of sales, $209,000 to operating expenses and $25,000 as a charge against sales.

     In 1998, we conducted a ten center, 309-patient pivotal clinical trial to demonstrate the safety and effectiveness of FloSeal. We have filed for European regulatory clearance and have completed submission of our premarket approval application for FloSeal with the FDA. In addition, we have been expanding our manufacturing capacity in order to be able to meet the anticipated product supply requirements for commercial sale of FloSeal. We expect to complete the expansion of our manufacturing facility by the end of the second quarter of 1999. In conjunction with this expansion, we anticipate spending a total of approximately $250,000 for the purchase of production equipment and $275,000 for the facilities' upgrade.

     Future revenues, if any, and the results of operations may fluctuate significantly from quarter to quarter and will depend upon, our ability to obtain regulatory clearances for FloSeal and to successfully commercialize the product.


Results of Operations


Years Ended December 31, 1998, 1997 and 1996

     Revenues. We recorded revenues of none, $153,000 and $31,000 for the years ended December 31, 1998, 1997 and 1996, respectively. We commenced selling the RapiSeal patch in 1996 and stopped selling RapiSeal in 1997. We cannot begin selling FloSeal until we receive necessary regulatory approvals.

     Gross Loss. We had a gross loss of none, $815,000, and $165,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In 1997, the increase in gross loss of $650,000 resulted from increased manufacturing start-up expenses and the inclusion of $325,000 of expenses related to our exit from the RapiSeal business, including the write-down of dedicated equipment and inventories and the estimated expenses to settle supply contracts.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Research and Development. Research and development expenses were $6,145,000, $5,647,000, and $4,693,000 for the years ended December 31,
1998, 1997 and 1996, respectively.   The increase of $498,000 in 1998 was
due to the increased clinical and development expenses related to FloSeal. The increase of $954,000 in 1997 was attributable to outside development services, increased staff and related expenses, increased patent and regulatory expenses. We believe significant investment in research and development is essential to our future success and we expect that research and development expenses will increase in future periods.

     Sales and Marketing. Sales and marketing expenses were $614,000, $2,421,000, and $1,582,000 for the years ended December 31, 1998, 1997 and
1996, respectively. The decrease of $1,807,000 in 1998 resulted from the cessation of our sales and marketing efforts related to RapiSeal. The increase of $839,000 in 1997 resulted from nearly a full year of sales expense for RapiSeal and costs associated with our exit from the RapiSeal business late in that year. We anticipate that sales and marketing expenditures will increase in future periods in connection with the introduction of FloSeal.

     General and Administrative. General and administrative expenses were $1,474,000, $2,004,000, and $1,426,000 for the years ended December 31,
1998, 1997 and 1996, respectively. The decrease of $530,000 in 1998 resulted from reduction of staff and consolidation of facilities following discontinuation of the RapiSeal business. The increase of $578,000 in 1997 resulted from costs associated with the commercialization of RapiSeal.

     Interest and other income and expense, net. Net interest and other income and expense was $546,000, $935,000, and $910,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease of $389,000 in 1998 resulted from decreased cash, cash equivalents and available-for-sale securities. The net increase of $25,000 in 1997 resulted from increased cash, cash equivalents and available-for-sale securities following our initial public offering in June 1996.

     Exit charges. During the fourth quarter of 1997, we made a decision to discontinue sales of our RapiSeal Patch. We incurred exit charges of $559,000, which consisted of the following components:



          Description               Amount  Classification on Statement
                                                     of Operations
---------------------------------  ----------  -----------------------------
Equipment ........................ $ 115,000   Cost of Sales
Personnel severance ..............   125,000   Sales and marketing,
                                               general and administrative
                                               and research and development
Inventory and purchase commitments   210,000   Cost of sales
Accounts receivable and potential
  returns.........................    25,000   Sales
Patents ..........................    84,000   Research and development
                                   ---------
Total ............................ $ 559,000
                                   =========


During 1998, we negotiated a lower exit charge from one of our supply agreements, which resulted in a change to our reserve estimate by $50,000. Our anticipated timing until the reserve is completely depleted is the fourth quarter of 2000.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

     From inception to December 31, 1998, we incurred net losses resulting in an accumulated deficit of $29,232,000. We have financed our operations primarily through private sales of equity securities and an initial public offering of common stock in June 1996, together aggregating net proceeds of $24,419,000.

     Cash, cash equivalents and available-for-sale securities totaled $7,164,000, $14,459,000, and $23,485,000 as of December 31, 1998, 1997 and
1996, respectively. The decreases from 1996 to 1998 were primarily due to net losses.

     Cash flows used in operating activities were $7,468,000, $8,644,000, and $6,083,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These cash outflows resulted primarily from funding our net losses. In addition, capital expenditures for property and equipment of $245,000, $415,000, and $769,000 for the years ended December 31, 1998,
1997 and 1996, respectively, contributed to the cash outflows. In December 1997, we signed an agreement for a bank loan facility to finance existing equipment up to a total of $1,000,000, and future equipment purchases for up to a total facility limit of $2,500,000. The facility is secured by the equipment financed. The loan balance is subject to a floating interest rate equal to the bank's prime rate plus 1.5%. The unused portion of the total loan facility commitments are subject to a 0.5% quarterly commitment fee.
As of December 31, 1998, we had drawn down $321,000 on the existing equipment loan facility and had no draw down on the new equipment loan facility. In connection with this loan facility, we issued a warrant to purchase 4,500 shares of common stock at an exercise price of $4.00 per share. This warrant expires in December 2002.

     Our future capital requirements will depend on numerous factors, including the timing of regulatory actions on FloSeal, our ability to enter into strategic marketing arrangements and to scale up manufacturing activities, the extent and timing of any future FloSeal sales and the nature, timing and success of other products under development. We expect to commit substantial capital resources to the development of commercial-scale manufacturing for FloSeal. The associated working capital requirements for manufacturing and commercial launch of a new product are also expected to be substantial. If we are unable to secure corporate partners to distribute our products, we will incur substantial expenditures to develop a suitable direct sales and marketing force. The timing and amount of capital requirements cannot be accurately predicted.

      We are in the process of a follow-on offering on a best efforts basis. We expect to receive net proceeds of approximately $9.2 million from the offering. In addition to our current cash and cash equivalents, at a minimum we need to raise approximately $3.5 million from this offering in order to run our planned operations through the next 12 months, which is prior to the time that we expect to achieve profitability. As a result we must raise additional funds after this offering in order to be successful. Alternative financing strategies may include, but are not limited to:

            * Partnering relationships with larger medical device companies,
            * Bank facilities, or
            * Debt or additional equity offerings.

      In addition, if we do not raise the full amount contemplated in this offering, we will need to raise additional funds sooner than anticipated.
If we are unable to raise additional funds when needed, we may not be able to market FloSeal as planned, or continue development of our other products, which would materially and adversely affect our business.

     When we need to raise additional money to fund our operations, we cannot be certain that funding from any source will be available to us on acceptable terms, or at all. The amount and the timing of raising additional funds will depend primarily upon our ability to obtain needed regulatory clearances and generate revenues from the sale of FloSeal. Our inability any additional funding on reasonable terms will materially and adversely affect our business.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     At December 31, 1998, we had approximately $19,586,000 in federal and $19,903,000 in state net operating loss carry forwards which expire in the years 2001 through 2018, respectively. Utilization of federal income tax net operating loss carry forwards is subject to certain limitations under
Section 382 of the Internal Revenue Code of 1986, as amended. These annual limitations may result in expirations of net operating losses and research and development credits before they can be fully utilized.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities. We will adopt SFAS No. 133 as required for our first quarterly filing of 2000.

Year 2000 Compliance.

     Beginning on January 1, 2000, computer systems and software will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Our primary exposure with respect to this problem involves third party software we have purchased or licensed for our financial systems, network and telecommunications equipment. Our financial systems software is Year 2000 compliant. We have obtained the software needed to make our network Year 2000 compliant. We have analyzed the Year 2000 risk with regard to our telecommunications equipment and have concluded that there is no material Year 2000 risk.

     To date, we have not encountered any material Year 2000 problems with software and information systems provided to us by third parties. We have contacted our suppliers of bovine hides and thrombin, the two essential supplies we require for FloSeal, and have confirmed that there is no Year 2000 associated risk of a delay in supply from these sources. We could be materially adversely affected if third parties, upon whom we depend in order to run our day-to-day business, experience Year 2000 problems. For example, if our supplier of electricity has not made appropriate Year 2000 corrections, we could experience a power outage and, consequently a stoppage of our manufacturing operation. Other than problems that would be experienced by businesses generally, we do not anticipate any Year 2000 problems unique to our company.


Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use derivative financial instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments with an original maturity to us of generally less than one year. We have primarily entered into debt obligations for capital expenditures.

     We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 operations or cash flows for our variable rate bank borrowings, available-for-sale securities and cash and cash equivalents.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations:

                                                  Fiscal Year
                                      -------------------------------------
                                        1998     1999     2000      Total
                                      --------  -------- --------  --------
Assets
   Cash and cash equivalents           $4,151       -         -     $4,151
   Average interest rate                 4.90%      -         -       4.90%
   Available-for-sale securities       $3,013       -         -     $3,013
   Average interest rate                 7.72%      -         -       7.72%

Liabilities
   Bank borrowings (including
     current portion)                  $  117     $ 117    $  87    $  321
   Average interest rate                 9.25%     9.25%    9.25%     9.25%


     The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. The estimated fair value of our debt obligations approximates the principal amounts reflected above based on rates currently available to us for debt with similar terms and remaining maturities.

    Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease.

Item 8.     Financial Statements and Supplementary Data.

This information is incorporated hereby reference to the financial statements listed in Item 14 of Part IV of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None

                                      PART III

     Certain information required by Part III is omitted from this Report because the registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held on May 20, 1999 and the information therein is incorporated herein by reference.

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

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules
(a)   1.     Financial Statements                                 Page(s)
                                                                  ------
             Report of Independent Accountants.                     F-2
             Balance Sheets, December 31, 1998 and 1997.            F-3
             Statements of Operations and Comprehensive Loss,
               Years Ended December 31, 1998, 1997 and 1996.        F-4
             Statements of Stockholders' Equity, Period from
               January 1, 1996 to December 31, 1998                 F-5
             Statements of Cash Flows, Years Ended December 31,
               1998, 1997 and 1996                                  F-6
             Notes to Financial Statements                      F-7 to F-18



      2.     Financial Statement Schedule2.


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

FUSION MEDICAL TECHNOLOGIES, INC.                    Date: March 31, 1999

By:/s/ PHILIP M. SAWYER
   ---------------------------------
Philip M. Sawyer
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip M. Sawyer his attorneys-in-fact, and each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                     Date
         ---------                        -----                     ----

/s/ PHILIP M. SAWYER     President, Chief Executive Officer,  March 31, 1999
-------------------------
Philip M. Sawyer,          acting Chief Financial Officer
                           and Director
                           (Principal Executive Officer)


/s/ GORDON W. RUSSELL      Chairman of the Board of           March 31, 1999
-------------------------  Directors
Gordon W. Russell


/s/ OLAV B. BERGHEIM       Director                           March 31, 1999
-------------------------
Olav B. Bergheim


/s/ VAUGHN D. BRYSON       Director                           March 31, 1999
-------------------------
Vaughn D. Bryson


/s/ DOUGLAS E. KELLY, M.D. Director                           March 31, 1999
-------------------------
Douglas E. Kelly, M.D.


/s/ LAWRENCE G. MOHR, JR.  Director                           March 31, 1999
Lawrence G. Mohr, Jr.

                                Index to Exhibits


                                    Exhibit
3.1(1)   Certificate of Incorporation of Registrant.
3.4(1)   Amended and Restated By-laws of the Registrant.
10.1(1)  Restated Shareholder Rights Agreement dated as of January 17, 1995.
10.2(1)  1993 Stock Option Plan, as amended, and form of stock option agreement.
10.3(1)  1996 Employee Stock Purchase Plan.
10.4(1)  1996 Director Stock Option Plan, and form of stock option agreement.
10.5(1)  Form of Director and Officer Indemnification Agreements.
10.6(1)  Lease Agreement dated June 15, 1994 between the Registrant and
         James R. Benson.
10.7(2)  Loan and Security Agreements dated December 21, 1997 between the
         Registrant and Imperial Bank
10.8(2)  First Amendment dated December 21, 1997 to Warrant to Purchase
         Stock dated May 31, 1995
10.9(2)  Warrant to Purchase Stock dated December 21, 1997
23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants.
27.1     Financial Data Schedule.

(1) Previously filed as exhibits to the Company's Registration Statement on Form S-1 SEC file number 000-28460.

(2)     Previously filed as exhibits to the Company's Annual Report on Form
10-K for the fiscal year ended December 31, 1997


Fusion(tm), Fusion Medical Technologies, Inc. (tm), FloSeal Matrix(tm), FloSeal(tm), RapiSeal Patch(tm) and SilverBullet(tm) are trademarks of Fusion Medical Technologies, Inc. Any use is strictly prohibited without the prior written consent of Fusion Medical Technologies, Inc.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----
Report of Independent Accountants................................... F-2

Consolidated Balance Sheets......................................... F-3

Consolidated Statements of Operations and Comprehensive Loss........ F-4

Consolidated Statements of Stockholders' Equity..................... F-5

Consolidated Statements of Cash Flows............................... F-6

Notes to Consolidated Financial Statements.......................... F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders

Fusion Medical Technologies, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, consolidated stockholders' equity and of consolidated cash flows present fairly, in all material respects, the financial position of Fusion Medical Technologies, Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                   PricewaterhouseCoopers LLP

San Jose, California

January 28, 1999

                       FUSION MEDICAL TECHNOLOGIES, INC.

                         CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share data)

                                                       DECEMBER 31,
                                                 ------------------------
                                                     1998         1997
                                                 ----------    ----------
                              ASSETS
Current assets:
   Cash and cash equivalents                     $   4,151      $   7,473
   Available-for-sale-securities                     3,013          5,465
   Accounts receivable, net of allowance
     for doubtful accounts of $10,000 in 1997            -             21
   Prepaids and other current assets                   135            207
                                                 ---------      ---------
      Total current assets                           7,299         13,166
Noncurrent available-for-sale securities                 -          1,521
Property and equipment, net                            735            809
Other assets                                            54             44
                                                 ---------      ---------

         Total assets                            $   8,088      $  15,540
                                                 =========      =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                              $     157      $     598
   Accrued expenses                                    783            675
   Current portion of bank borrowings                  117             43
                                                 ---------      ---------
      Total current liabilities                      1,057          1,316
   Bank borrowings, net of current portion             204              -
                                                 ---------      ---------
      Total liabilities                              1,261          1,316

Commitments (Note 7)

Stockholders' equity:
Convertible preferred stock, par
 value $0.001: Authorized: 5,000
 shares; issued and outstanding: none                    -              -
Common stock, par value $0.001: Authorized:
 50,000 shares; issued and outstanding:
 7,211 shares in 1998 and 7,118 shares in 1997           7              7
Additional paid-in capital                          36,137         36,096
Notes receivable from stockholder                        -            (54)
Deferred compensation                                  (87)          (282)
Accumulated other comprehensive income                   2              2
Accumulated deficit                                (29,232)       (21,545)
                                                 ---------      ---------
          Total stockholders' equity                 6,827         14,224
                                                 ---------      ---------
Total liabilities and stockholders' equity       $   8,088      $  15,540
                                                 =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share data)


                                              Year Ended December 31,
                                      --------------------------------------
                                          1998          1997         1996
                                      ------------  -----------  -----------
Net sales                                             $    153    $      31
Cost of sales and start-up
 manufacturing costs                                       968          196
                                                     ---------    ---------
    Gross loss                                            (815)        (165)
                                                     ---------    ---------
Operating Expenses:
  Research and development             $   6,145         5,647        4,693
  Sales and marketing                        614         2,421        1,582
  General and administrative               1,474         2,004        1,426
                                       ---------     ---------    ---------
          Total operating expenses         8,233        10,072        7,701
                                       ---------     ---------    ---------
               Loss from operations       (8,233)      (10,887)      (7,866)
                                       ---------     ---------    ---------
     Interest income                         581         1,008          926
     Interest expense                        (39)          (24)         (16)
     Other income (expense), net               4           (49)           -
                                       ---------     ---------    ---------
               Net loss                   (7,687)       (9,952)      (6,956)

Other comprehensive income (loss):
   Change in unrealized gain or loss
   on available for sale securities            -            13          (11)
                                       ---------     ---------    ---------
               Comprehensive loss      $  (7,687)    $  (9,939)   $  (6,967)
                                       =========     =========    =========

Basic and diluted net loss per share   $   (1.08)    $   (1.41)   $   (1.52)
                                       =========     =========    =========
Shares used in computing basic and
  diluted net loss per share               7,145         7,070        4,563
                                       =========     =========    =========


The accompanying notes are an integral part of these consolidated financial statements.


                                                        FUSION MEDICAL TECHNOLOGIES, INC.
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                For the three years ended December 31, 1998
                                                                (in thousands)

                                                                                                  Accumulated
                                                                                   Notes             Other
                   Series A Convertible Series B Convertible           Additional Receivable        Compre-
                   Preferred Stock       Preferred Stock   Common Stock             From   Deferred hensive
                   ------------------- ------------------- ------------ Paid-In     Share-  Compen- Income   Deficit
                   Shares     Amount    Shares    Amount   Shares Amount Capital   holder   sation  (Loss)  Accumulated   Total
                   ------     ------    ------    ------   ------ ------ -------   -------- -------- ------ ----------- --------
Balances, January
  1, 1996          2,269     $    2      5,390    $    5   1,520 $   2  $ 10,416             $ (19)           $(4,637)   $  5,769
Issuance of common
 stock:
Upon exercise of
 Stock Options                                               123              33                                               33
 In exchange for
   Notes receivable                                           40              48   $   (48)
 From initial public
   offering net of
   issuance costs of
   $2,881                                                  2,100     2    24,417                                           24,419

 Upon exercise of
   Warrants                                                   26              41                                               41
  Under employee
  stock purchase
  plan                                                        17              70                                               70
Conversion of
 preferred stock
 in connection
 with initial
 public offering  (2,269)        (2)    (5,390)       (5)  3,173     3         4
 Unrealized losses
 on available-for-sale
 securities                                                                                           $  (11)                 (11)
Deferred compensation
 related to issuance
 of common stock
 and grants of
 stock options                                                             1,550            (1,550)
Amortization of
 deferred compensation                                                                         378                            378
Net loss                                                                                                       (6,956)     (6,956)
                   -------   ------     ------   -------  ------ -----  --------   ------- -------    ------  -------     -------
Balances, December
 31, 1996                                                  6,999     7    36,579       (48) (1,191)      (11) (11,593)     23,743
Issuance of common
 stock:
 Upon exercise of
  stock options                                               84              60                                               60
  Under employee
   stock purchase plan                                        35             124                                              124
Interest on notes
 Receivable                                                                             (6)                                    (6)
Change in unrealized
 loss on available
 -for-sale
 Securities                                                                                               13                   13
Adjustment for
 cancellation of
 stock options                                                              (667)              667
Amortization of
 deferred compensation                                                                         242                            242
Net loss                                                                                                       (9,952)     (9,952)
                   -------   ------     ------   -------  ------ -----  --------   ------- -------    ------  -------     -------
Balances, December
 31, 1997                                                  7,118     7    36,096       (54)   (282)        2  (21,545)     14,224
Issuance of common stock:
 Upon exercise of
 stock options                                                65              29                                               29
 Under employee
 stock purchase plan                                          28              73                                               73
Payment of notes
 Receivable                                                                             54                                     54
Adjustment for
 cancellation of
 stock options                                                               (61)               61
Amortization of
 deferred compensation                                                                         134                            134
Net loss                                                                                                       (7,687)     (7,687)
                   -------   ------     ------   -------  ------ -----  --------   ------- -------    ------  -------     -------
Balances, December
 31, 1998             -      $   -         -       $   -    7,211 $  7   $36,137    $   -    $ (87)   $    2 $(29,232)    $ 6,827
                   ======    ======     ======   =======  ====== =====  ========   ======= =======    ======  ========    =======



                                The accompanying notes are an integral part of these consolidated financial statements.



                         FUSION MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)


                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------
                                              1998       1997     1996
                                           ---------  ---------  ---------
Cash flows used for operating activities:
 Net loss                                  $  (7,687) $  (9,952) $  (6,956)
 Adjustments to reconcile
   net loss to net cash used in
   operating activities:
   Depreciation and amortization                 319        464        259
   Loss on disposition of property
     and equipment                                 -        264          -
   Accretion of available-for-sale
     Securities                                   16         17          -
   Amortization of deferred compensation         134        242        378
   Interest on notes receivable from
     Stockholder                                   -         (6)         -
   Provision for doubtful accounts                 -         10          -
   Changes in assets and liabilities:
     Accounts receivable                           21        (8)       (23)
     Inventories                                             83        (83)
     Prepaids and other current assets             72       100       (239)
     Other assets                                 (10)                 (11)
     Accounts payable                            (441)     (281)       403
     Accrued expenses                             108       423        189
                                            ---------  --------  ---------
       Net cash used in operating activities   (7,468)   (8,644)    (6,083)
                                            ---------  --------  ---------

Cash flows from investing activities:
  Acquisition of property and equipment          (245)     (415)      (769)
  Purchases of available-for-sale-securities   (1,996)  (10,515)   (11,182)
  Sales of available-for-sale securities        5,953    16,231          -
                                            ---------  --------  ---------
      Net cash provided by (used) in
        investing activities                    3,712     5,301    (11,951)
                                            ---------  --------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock,
    net of issuance costs                         102       184     24,563
  Proceeds from bank borrowings                   278         -          -
  Repayment of notes payable                               (146)      (133)
  Payment received on note receivable from
    stockholder                                    54         -          -
                                            ---------  --------  ---------
      Net cash provided by financing
        activities                                434        38     24,430
                                            ---------  --------  ---------
Net increase (decrease) in cash and cash
   Equivalents                                 (3,322)   (3,305)     6,396
Cash and cash equivalents, beginning of year    7,473    10,778      4,382
                                            ---------  --------  ---------
Cash and cash equivalents, end of year      $   4,151  $  7,473  $  10,778
                                            =========  ========  =========

Supplemental disclosure of cash flow
  information:
    Cash paid for interest                  $      80  $     64  $      16
                                            =========  ========  =========
    Cash paid for taxes                     $       1  $      1  $       1
                                            =========  ========  =========

Supplemental disclosure of noncash
  investing and financing activities:

Issuance of common stock in exchange for
  notes receivable                                  -         -  $      48
                                            =========  ========  =========
Adjustment for cancellation of
  stock options                             $      61  $    667
                                            =========  ========

The accompanying notes are an integral part of these consolidated financial statements.



                        FUSION MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Formation and Business of the Company

     Fusion Medical Technologies, Inc. (the "Company") was incorporated in the State of Delaware in 1992. The Company is developing, and commercializing proprietary collagen gel-based products used to control bleeding in a variety of surgeries. Since its inception, the Company has devoted substantially all of its efforts to developing products, raising capital and recruiting personnel.

     The Company sold 2,100,000 shares of common stock at $13.00 per share through an initial public offering in June 1996. Net proceeds (after underwriter's commissions and fees along with other costs associated with the offering) totaled $24,419,000. Upon completion of the offering, all outstanding shares of preferred stock (a total of 7,659,000 shares) were converted into shares of common stock.

     These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. In the course of its development, the Company has sustained operating losses and expects such losses to continue through at least 2001. Management believes that its existing cash balances and other potential financing alternatives will be sufficient to meet the Company's capital and operating requirements for the next 12 months. There can be no assurance that the Company will not require additional funding and should this prove necessary, the Company may sell additional shares of its Common Stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company would be able to obtain additional debt or equity financing, if and when needed, on terms that the Company finds acceptable. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results and financial condition.

2. Summary of Significant Accounting Policies

Basis of Consolidation

     The consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

     Long-Lived Assets

    The Company reviews long-lived assets and certain identifiable intangible assets to be held and used, or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the impairment of long-lived assets, based upon the estimated future cash flows from these assets.

     Cash and Cash Equivalents and Available-for-Sale Securities

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts. The Company has classified its investments as "available-for-sale." Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "investment income." The cost of securities sold is based upon the specific identification method. All available-for-sale securities with maturity dates greater than 365 days are classified as non-current.

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

     Concentration of Credit Risk

     The Company's cash, cash equivalents and available-for-sale securities are maintained at two financial institutions. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

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

     The Company is dependant upon the success of its lead product under development. The Company's future success depends upon its ability to develop, introduce and market new products, its ability to obtain components from key suppliers, and to obtain sufficient manufacturing capacity.

     Fair Value of Financial Instruments

     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company's bank borrowings approximate fair value. Estimated fair values for available-for-sale securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

     Computation of Basic and Diluted Net Loss Per Share

     The Company adopted SFAS No. 128 "Earnings Per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB No. 98") effective December 31, 1997; accordingly, all prior periods have been restated. Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation of diluted net loss per share, as their effect is anti-dilutive. No additional shares are considered to be outstanding for either computation under the provisions of SAB No. 98.

     Stock options to purchase 1,113,000, 992,000, and 618,000 shares of common stock at prices ranging from $.16 to $11.50 per share were outstanding at December 31, 1998, 1997, and 1996, respectively, but were not included in the computation of diluted net loss per share because they were anti-dilutive. Warrants to purchase 13,000, 8,000, and 8,000 shares of common stock at $4.00, $4.00, and $4.80 per share were outstanding at 1998, 1997, and 1996, respectively, but were not included in the computation of diluted net loss per share because they were anti-dilutive. The aforementioned stock options and warrants could potentially dilute earnings per share in the future.

     Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133 as required for its first quarterly filing of calendar year 2000.

3. Available-for-Sale Securities

     The following summarizes the Company's available-for-sale securities:


                                   Unrealized
                           Cost       Gain      Fair Value   Maturity Dates
                        ---------  ----------  ------------  --------------
December 31, 1998
-----------------
  Corporate Bonds       $   3,011  $        2    $    3,013     1/99 - 6/99

December 31, 1997
-----------------
  Corporate Bonds       $   6,984  $        2    $    6,986



During 1998, 1997 and 1996, there were no realized gains or losses on the disposal of available-for-sale securities.


4.     Property and Equipment

     Property and equipment comprise: (in thousands)


                                                      December 31,
                                               ----------------------------
                                                   1998           1997
                                               ------------    ------------
     Computer equipment                         $     295        $     256
     Office furniture and equipment                   147               60
     Machinery and equipment                        1,086              971
     Leasehold improvements                           217              213
                                                ---------        ---------
     Total                                          1,745            1,500

     Less accumulated depreciation and
       Amortization                                (1,010)            (691)
                                                ---------        ---------
           Net                                  $     735        $     809
                                                =========        =========

5. Accrued expenses

Accrued expenses comprise: (in thousands)

                                                      December 31,
                                               ----------------------------
                                                   1998           1997
                                               ------------    ------------

     Accrued compensation                       $     157        $     175
     Restructuring (Note 12)                           43              326
     Clinical trial                                   383                -
     Accrued general and administrative               200              174
                                                ---------        ---------
                                                $     783        $     675
                                                =========        =========


6.     Bank Borrowings

     In December 1997, the Company signed a loan agreement with a bank to finance existing equipment and future equipment purchases up to $2,500,000. Subject to certain terms and conditions, the facility finances a percentage of the invoice cost of existing equipment and all of the invoice cost of future equipment purchases. The equipment purchased serves as collateral. As of December 31, 1998, the Company had a balance of $321,000 outstanding. The loan is payable in monthly installments bearing interest at the rate of prime plus 1.5% per annum (9.25% at December 31, 1998).

     Future payments under this loan agreement are as follows:

         Year                                                    Amount
         ----                                                    ------
         Current................................................  $ 117
         2000 ..................................................    117
         2001 ..................................................     87
                                                                  -----
                                                                  $ 321
                                                                  =====


7.     Commitments

     The Company leases office, laboratory and manufacturing space under an operating lease expiring in December 2001. The lease requires the Company to pay property taxes, insurance and ordinary maintenance and repairs. The lease contains an option to extend the lease terms for one year. Rent expense for the years ended December 31, 1998, 1997, and 1996, was approximately $304,000, $363,000 and $244,000, respectively.

     Minimum future lease payments under the lease agreements at December 31, 1998 are as follows: (in thousands)


         Year                                                   Amount
         ----                                                  --------
         1999                                                   $   317
2000 341
         2001                                                       356
                                                                -------
                                                                $ 1,014
                                                                =======

8. Stockholders' Equity

     Preferred Stock

     Under the Company's Restated Articles of Incorporation, the Company's preferred stock is issuable in series. As of December 31, 1998, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued or outstanding. The previously outstanding preferred stock was converted into common stock in connection with the Company's initial public offering in June 1996.

     Warrants

     During September 1994, in connection with the issuance of a note payable, the Company issued a warrant to purchase 20,000 shares of Series B preferred stock at an exercise price of $1.66. Upon the close of the Company's initial public offering and conversion of the Company's previously outstanding preferred stock into common stock, the warrant became exercisable for 8,285 shares of common stock at an exercise price of $4.80 per share. In 1997, this warrant was modified to $4.00 per share and the expiration date was extended to September 2000.

     In December 1997, in connection with bank borrowings, the Company issued a warrant to purchase 4,500 common shares at an exercise price of $4.00 per share. This warrant expires in five years. The value of these warrants was calculated using the Black Scholes Model. The calculated value was deemed to be insignificant.

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

     In the event that options are exercised prior to vesting, upon termination of service, the Company has the right to repurchase the issued common stock at the original issuance price. Shares are released from the Company's repurchase option over periods consistent with the original options' vesting period. As of December 31, 1998, 14,000 shares are subject to repurchase. The Company has reserved 1,890,000 shares of common stock for issuances to employees, and officers under the Plan.

Activity under the Plan is as follows: (in thousands, except per share data)

                                 Shares                 Weighted
                                Available  Number of     Average
                                for Grant   Shares   Exercise Price  Total
                                ---------  --------- -------------- -------
Balances, January 1, 1996            292        412       $0.36     $   148
  Additional Shares authorized
    Under the Plan                   437          -          -            -
    Options granted                 (438)       438        2.16         946
    Options canceled                 109       (109)       3.30        (360)
    Options exercised                  -       (123)       0.27         (33)
                                --------   --------                 -------
Balances, December 31, 1996          400        618        1.13         701
   Additional Shares authorized
     Under the Plan                  300          -          -            -
     Options granted                (557)       557        4.33       2,410
     Options canceled                 99        (99)       2.17        (215)
     Options exercised                 -        (84)       0.71         (60)
                                --------   --------                 -------
Balances, December 31, 1997          242        992        2.86       2,836
   Additional Shares authorized
     Under the Plan                  400          -          -            -
     Options granted                (354)       354        4.73       1,676
     Options canceled                240       (240)       4.31      (1,034)
     Options exercised               (65)         -        0.45         (29)
                                --------   --------                 -------
Balances, December 31, 1998          528      1,041      $ 3.31     $ 3,449
                                ========   ========                 =======


     For the years ended December 31, 1998, 1997, and 1996, the weighted average fair value of options granted was $1.67, $2.42, and $0.87 per share, respectively.

     In February 1997, the Company offered employees the right to cancel certain outstanding stock options and receive new options with an exercise price of $4.38 per share, the closing price of the common stock on the date individual employees agreed to cancel their original outstanding stock options. Options to purchase a total of 49,000 shares at original exercise prices ranging from $6.00 to $11.50 per share were cancelled and new options were issued in February 1997. The option term and vesting under the new options are identical to the terms of the canceled options.

Director Option Plan

    In May 1996, the Company approved the Director Option Plan and reserved 120,000 shares of common stock for issuance. Options to purchase 19,200 shares were granted in 1997 and 1998 for a total of 38,400 shares. No options to purchase shares of the Company's common stock were granted during fiscal 1996. Shares are granted under the plan at 100% of the fair value of the Company's common stock on the date of the grant. The options vest at the rate of 25% after the first year of service and the remaining amount equally over 36 months until fully vested after four years. These options expire ten years from the date of grant and are only exercisable upon vesting.

Employee Stock Purchase Plan

    In May 1996, the Company approved the Employee Stock Purchase Plan and reserved 280,000 shares of common stock for issuance. In 1998, 28,000 shares of common stock were purchased under the plan at $3.31 per share. In 1997 and 1996, 35,000 and 17,000 shares of common stock were purchased under the plan at $3.54 and $4.02 per share, respectively. Shares are purchased through employee's payroll deductions at purchase prices equal to 85% of the lesser of the fair value of the Company's common stock at either the beginning or the end of the six-month purchase period.

Stock-Based Compensation

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Had compensation cost for the Plan, the Director Option Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share for the years ended December 31, 1996, 1997 and 1998 would have been increased to the pro forma amounts indicated below:

                                         1998          1997        1996
                                      ----------   -----------  -----------
Net loss - as reported                $   (7,687)  $   (9,952)  $   (6,956)
                                      ==========   ==========   ==========
Net loss - pro forma                  $   (8,051)  $  (10,313)  $   (6,990)
                                      ==========   ==========   ==========
Basic and diluted net loss
 per share-as reported                $    (1.08)  $    (1.41)  $    (1.52)
Basic and diluted net loss per        ==========   ==========   ==========
 share-pro forma                      $    (1.13)  $    (1.45)  $    (1.53)
                                      ==========   ==========   ==========


      The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:


                                         1998          1997        1996
                                      ----------   -----------  -----------
     Risk-free interest rate          5.39%-5.77%  5.79%-6.6%     5.49%-6.5%
     Expected life                      4 years      4 years       4 years
     Expected dividends                        -            -            -
     Expected volatility                 82.86%       82.15%     0.0%-79.52%


     The options outstanding and currently exercisable by exercise price at December 31, 1998 are as follows:

                                                         Options Currently
                  Options Outstanding                       Exercisable
  ---------------------------------------------------- -------------------
                                    Weighted
                                    Average    Weighted            Weighted
                                   Remaining   Average              Average
                        Number     Contractual Exercise   Number   Exercise
   Exercise Price    Outstanding    Life (Yrs)  Price   Exercisable  Price
   --------------    ------------  ----------- -------- ----------- -------
$0.16 -  0.41          232,000        6.27     $  0.37     217,000  $  0.36
$1.00 -  2.41           75,000        7.12     $  1.65      43,000  $  1.74
$3.62 -  4.38          436,000        8.26     $  4.30     187,000  $  4.32
$4.50 -  7.25          298,000        8.33     $  4.78      78,000  $  4.82
                     ---------                           ---------
                     1,041,000                 $  3.31     525,000  $  2.55
                     =========                           =========

     As of December 31, 1998 and 1997 , options to purchase 525,000 and 230,000 shares of common stock were exercisable at weighted average exercise prices of $2.55 and $0.99, respectively.

     For the options granted in the 12 month period before the initial public offering, the difference between the stock option exercise price and the imputed fair market value of the Company's common stock at the date of issue of the stock options, totaling $1,578,000 has been recorded as deferred compensation as a component of stockholders' equity. Of this amount $763,000 of compensation expense has been recognized as an expense through December 31, 1998 and $728,000 of the amount was adjusted for cancellation of stock options, due to the termination of employment of certain employees. The remaining $87,000 will be recognized as an expense as the shares and options vest over fiscal 1999.

9.     Employee Benefit Plan

     During 1995, the Company established a Retirement Savings and Investment Plan (the 401(k) Plan) under which employees may defer a portion of their salary up to the maximum allowed under IRS rules. The Company has the discretion to make contributions to the 401(k) Plan. To date, the Company has not made any contributions to the 401(k) Plan.

10.     Related Parties

     The Company has a consulting contract with a retired surgeon and medical device designer. The contract pays a maximum of $1,500 per month for consulting services and reimburses him for related expenses. The retired surgeon is a shareholder of an affiliate of the Company and related to an executive officer. The Company held a note receivable, for $54,000, from an executive of the Company to purchase stock options. In 1998 the executive terminated his relationship with the Company and satisfied the note.

11.     Income Taxes

     The tax effects of the significant temporary differences, which comprise deferred tax assets (liabilities) at December 31, are as follows:
(in thousands)

                                                      1998        1997
                                                   ----------   ----------
Capitalized start-up and research and
 development costs                                 $    3,032   $      978
Research and development credit                           811          641
Depreciation                                              159           78
Net operating loss carryforwards                        7,472        7,063
Other accrued expenses                                    240          190
                                                   ----------   ----------
Net deferred tax asset                                 11,714        8,950
Less valuation allowance                              (11,714)      (8,950)
                                                   ----------   ----------
Net deferred income taxes                          $        -   $        -
                                                   ==========   ==========

     The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that a benefit can not be realized in the future due to the Company's recurring operating losses. The Company had federal and state net operating loss carryforwards of approximately $19,586,000, and 19,903,000, respectively, at December 31, 1998, available to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire in 2001 through 2018, if not utilized. The Company has federal and state research and development credit carryforwards of $553,000 and $390,000, respectively, expiring in the years 2009 through 2018, respectively, if not utilized.
For federal and state tax purposes, a portion of the Company's net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax law.

12.     RapiSeal Business Exit

     During the fourth quarter of 1997, the Company made a decision to discontinue sales of its RapiSeal patch. These restructuring actions were taken to align the Company's costs in light of the discontinuation of the RapiSeal business. At year-end 1997, the Company incurred RapiSeal exit charges of $559,000 for personnel severance, patent charges, and inventory and dedicated equipment write-offs associated with exit of its RapiSeal business. A majority of terminated employees were located in California and worked in sales, marketing, research and development and administrative support functions. A total of nine employees were terminated. Of such charges ($325,000) was charged to cost of sales, ($209,000) to operating expenses and ($25,000) as a charge against sales. In 1998 there was a change in reserve estimates of $50,000, due to the favorable settlement of a contract with a third party. The majority of the remaining cash outlays of $43,000 is expected to occur in fiscal 2000.

    The following table summarizes the amounts that were charged and where they are reflected in the accompanying statement of operations:

                                                  Classification on
         Description                  Amount   Statement of Operations
-----------------------------------  --------  ----------------------------
Equipment .......................... $115,000  Cost of Sales
Personnel severance ................  125,000  Sales and marketing, general and administrative
                                               and research and development

Inventory and purchase commitments    210,000  Cost of sales
Accounts receivable and potential
  Returns ..........................   25,000     Sales
Patents ............................   84,000 Research and development
                                     --------
Total .............................. $559,000
                                     ========


     The following table summarizes the Company's restructuring reserve balances through December 31, 1998: (in thousands)


                            Sales     Cost of Goods     Expenses     Total
                          ---------  ----------------  -----------  -------
Restructuring reserve     $      25     $    325        $    209    $   559
Non-cash charges                (10)        (225)              2       (233)
Restructuring reserve
 balances at December 31,
 1997                            15          100             211        326
Change in reserve estimate      (50)         (50)              -          -
Cash charges                    (15)         (50)           (168)      (233)
                          ---------     --------        --------    -------
Restructuring reserve
 Balances at December 31,
 1998                     $       -     $      -        $     43    $    43
                          =========     ========        ========    =======
