Form 10-Q
period 1999-06-30
FUSION MEDICAL TECHNOLOGIES INC
filed 1999-08-16
CIK 1013466

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1999

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


The number of outstanding shares of the registrant's Common Stock was 9,077,872 as of August 11, 1999.

     This Report on Form 10-Q includes 62 pages with the Index to Exhibits located on page 22.

                     FUSION MEDICAL TECHNOLOGIES, INC.

                                 INDEX TO
                            REPORT ON FORM 10-Q
                      FOR QUARTER ENDED JUNE 30, 1999

                                                                       Page
                                                                       ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:
           Condensed Consolidated Balance Sheets - June 30,
            1999 (unaudited) and December 31, 1998.....................  3

           Condensed Consolidated Statements of Operations -
            Three and Six Months Ended June 30, 1999 (unaudited)
            and 1998 (unaudited).......................................  4

           Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1999 (unaudited) and
            1998 (unaudited)...........................................  5

           Notes to Condensed Consolidated Financial Statements........  6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..  20


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................  22

Item 2.   Changes in Securities.......................................  22

Item 4.   Submission of Matters to a Vote of Security Holders.........  22

Item 5.   Other Information...........................................  22

Item 6.   Exhibits and Reports on Form 8-K............................  22

          Signatures..................................................  24


PART I-FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                     FUSION MEDICAL TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)


                                                 June 30        December 31
                                                   1999           1998 (1)
                                                ---------       -----------
                                               (unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents                    $  10,339        $   4,151
   Available-for-sale-securities                    1,000            3,013
   Inventory                                          227                -
   Other assets                                       203              135
                                                ---------        ---------

     Total current assets                          11,769            7,299

Property and equipment, net                           854              735
Long-term assets                                       54               54
                                                ---------        ---------

       Total assets                             $  12,677        $   8,088
                                                =========        =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                             $     791        $   1,057
Long-term obligations                                 146              204
                                                ---------        ---------

       Total liabilities                              937            1,261
                                                ---------        ---------

Common stock and other equity                      44,451           36,059
Accumulated deficit                               (32,711)         (29,232)
                                                ---------        ---------

       Total stockholders' equity                  11,740            6,827
                                                ---------        ---------

       Total liabilities and stockholders'
        equity                                  $  12,677        $   8,088
                                                =========        =========

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

(1) Data extracted from audited consolidated financial statements dated December 31, 1998 of Fusion Medical Technologies, Inc.

                     FUSION MEDICAL TECHNOLOGIES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands except per share amounts)
                                (unaudited)

                                   Three Months Ended     Six Months Ended
                                        June 30               June 30
                                  --------------------   ------------------
                                    1999       1998        1999       1998
                                  --------   --------    --------   --------
Revenues                          $     25   $      -   $     25   $      -
                                  --------   --------   --------   --------

Costs and expenses:

  Cost of goods sold and start-up
    manufacturing costs                145          -        145          -
  Research and development           1,247      1,648      2,374      3,220
  Marketing, selling, general
    and administrative                 665        616      1,199      1,197
                                  --------   --------   --------   --------

    Total costs and expenses         2,057      2,264      3,718      4,417
                                  --------   --------   --------   --------

    Operating loss                  (2,032)    (2,264)    (3,693)    (4,417)

Interest income                        146        170        225        327
Interest expense                        (7)         -        (14)         -
Other income (expense), net             (4)       (14)         3        (52)
                                  --------   --------   --------   --------

    Net loss                      $ (1,897)  $ (2,108)  $ (3,479)  $ (4,142)
                                  ========   ========   ========   ========

Basic and diluted net loss per
  share                           $  (0.21)  $  (0.29)  $  (0.43)  $  (0.58)
                                  ========   ========   ========   ========

Shares used in computing basic
  and diluted net loss per share     8,886      7,153      8,027      7,149
                                  ========   ========   ========   ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                     FUSION MEDICAL TECHNOLOGIES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                         Six Months Ended
                                                              June 30
                                                        --------   --------
                                                          1999       1998
                                                        --------   --------
Cash flows used for operating activities:
  Net loss                                              $ (3,479)  $ (4,142)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                             178        160
   Accretion of available-for-sale                            15         23
   Amortization of deferred compensation                      87         80
   Deferred compensation
   Change in assets and liabilities:
    Accounts receivable                                      (21)        21
    Inventory                                               (227)         -
    Prepaids and other current assets                        (91)       (23)
    Other assets                                              44         45
    Accounts payable                                         188        (94)
    Accrued expenses                                        (454)      (175)
                                                        --------   --------

   Net cash used in operating activities                  (3,760)    (4,105)
                                                        --------   --------

Cash flows from investing activities:
  Acquisition of property and equipment                     (297)      (104)
  Purchases of available-for-sale securities              (1,502)    (2,025)
  Sales and maturities of available-for-sale securities    3,500      5,953
                                                        --------   --------

   Net cash provided by investing activities               1,701      3,824
                                                        --------   --------

Cash flows from financing activities:
  Proceeds from issuance of note                               -        462
  Repayment of notes payable                                 (58)       (72)
  Proceeds from issuance of common stock                   8,163          -
  Proceeds from exercise of common stock options             142         59
                                                        --------   --------

   Net cash provided by financing activities               8,247        449
                                                        --------   --------

Net increase in cash and cash equivalents                  6,188        168
Cash and cash equivalents, beginning of period             4,151      7,473
                                                        --------   --------

Cash and cash equivalents, end of period                $ 10,339   $  7,641
                                                        ========   ========

Supplemental disclosure of cash flow information:
   Cash paid for interest                               $     14   $     80
                                                        ========   ========
   Adjustment for cancellation of stock options         $     79   $      -
                                                        ========   ========
   Issuance of stock options to outside consultants     $    135   $      -
                                                        ========   ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     FUSION MEDICAL TECHNOLOGIES, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1999
                                (Unaudited)


1.   Basis of presentation

The accompanying condensed consolidated financial statements of Fusion Medical Technologies, Inc. (the "Company" or "Fusion") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 1999, and the condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the consolidated operating results and cash flows for those periods. Although the Company believes the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.


2.   Net loss per share

Basic and diluted loss per common share are computed using the weighted average number of shares of common stock outstanding share. Common equivalent shares from stock options are excluded from the computation of diluted net loss per common share as their effect is anti-dilutive. Stock options to purchase 1,323,993 and 1,251,854 shares of common stock at prices ranging from $0.16 to $11.50 per share were outstanding at June 30, 1999 and 1998, respectively, but were not included in the computation of diluted income per share. At June 30, 1999 and 1998, there was one warrant outstanding to purchase 4,500 shares of common stock at $4.00 per share but is excluded from the computation of diluted net loss per common share as its effect is anti-dilutive.


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

                     FUSION MEDICAL TECHNOLOGIES, INC.

                               June 30, 1999
                                (Unaudited)

equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to interest income. The cost of securities sold is based upon the specific identification method.


4.   Inventory

As of March 31, 1999, the Company began capitalizing its inventories of raw materials related to FloSealTM. Inventory is recorded at the lesser of cost or market using the FIFO method.


                                                     June 30   December 31
                                                       1999        1998
                                                     --------    --------
Finished goods                                       $     31    $      -
Work in process                                            55           -
Raw materials                                             141           -
                                                     --------    --------

                                                     $    227    $      -
                                                     ========    ========


5.   Debt

In December 1997, the Company signed an agreement for a bank loan facility to finance existing equipment up to a total of $1,000,000, and future equipment purchases for up to a total facility limit of $2,500,000. The facility is secured by the equipment financed. The loan balance is subject to a floating interest rate equal to the bank's prime rate plus 1.5% per annum (9.25% at June 30, 1999). The unused portion of the total loan facility commitments are subject to a 0.5% quarterly commitment fee. As of June 30, 1999, the Company had drawn down $262,758 on the existing equipment loan facility and had no draw down on the new equipment loan facility. In connection with this loan facility, the Company issued a warrant to purchase 4,500 shares of common stock at an exercise price of $4.00 per share. This warrant expires in December 2002. These facilities are subject to specific positive and negative covenants that include restrictions on the declaration or payment of any dividend or any other distribution on any of its capital stock. The Company was in compliance with those covenants at June 30, 1999.


6.   Stockholders' Equity

On April 6, 1999, the Company closed a follow-on public offering of 1.8 million shares of its common stock that resulted in net proceeds to the Company of approximately $8.3 million.


7.   Segment Reporting

The Company operates in one reportable segment: surgical sealants and topical hemostat products. The Company is compliant with the segment reporting requirements of SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting

                     FUSION MEDICAL TECHNOLOGIES, INC.

                               June 30, 1999
                                (Unaudited)

standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement has not impacted the Company's consolidated financial position, results of operations or cash flows.


8.   Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133 as required for its first quarterly filing of calendar year 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth in "Additional Factors That Might Affect Future Results" commencing on page 12 and those set forth under Item 1 in the Company's Annual Report filed on Form 10-K for the Year Ended December 31, 1998.


OVERVIEW

     Since inception in October 1992, we have been primarily engaged in the research and development of surgical sealants and topical hemostats. As of June 30, 1999, we had an accumulated deficit of $32.7 million. Operating losses are expected to continue at least through 2001.

     We commenced selling our first product, the RapiSeal patch, in late 1996. After careful consideration, we reallocated our capital resources to the development of FloSeal and in late 1997 discontinued sales of the RapiSeal patch and disbanded our sales force.

     In 1998, we conducted a ten-center, 309-patient pivotal clinical trial to demonstrate the safety and effectiveness of FloSeal. We received a CE mark providing European regulatory clearance on April 20, 1999. Our premarket approval application for FloSeal was accepted for filing by the FDA and given streamlined review status on April 27, 1999. We completed the expansion of our manufacturing facility to meet the anticipated product supply requirements for commercial sale of FloSeal. We spent a total of approximately $150,000 for the purchase of production equipment and approximately $380,000 for the facilities' upgrade.

     In July 1999, we signed a multi-year distribution agreement with Minneapolis-based Sulzer Spine-Tech. Founded in 1991, Sulzer Spine-Tech is a business unit of Sulzer Medica AG whose total annual sales exceed $1 billion US. Under the agreement, Sulzer Spine-Tech becomes a worldwide distributor of FloSeal for all spinal and cranial applications. The distribution agreement covers most global markets with the primary exception of Japan.

     Future revenues, if any, and our results of operations may fluctuate significantly from quarter-to-quarter and will depend upon the following, among other factors:

     o our ability to obtain regulatory clearances for FloSeal,
     o our ability to successfully commercialize the product,
     o the speed with which the Company's future products proceed through clinical trials and the preparation of related regulatory submissions,
     o the speed with which regulatory agencies review and potentially clear the Company's products,
     o the rate at which the Company or its corporate partners for distribution establish product distribution networks and mobilize the available sales forces,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     o the rate at which the Company's products gain market acceptance,
     o the timing and impact of the introduction of competitive products for surgical sealant functions, and
     o other factors relating to the commercialization of medical products.



RESULTS OF OPERATIONS


Three and Six Months Ended June 30, 1999 and 1998


NET SALES

     Net sales for the three and six months ended June 30, 1999 were $25,000 and represented the initial revenues resulting from the introduction of our new product line, FloSeal, in Europe. Due to our exit of the RapiSeal Patch business in 1997 and our current focus on the development of FloSeal, the Company had limited revenues in the three and six months ended June 30, 1999 and no revenues in the same periods of 1998, respectively. We filed for European regulatory clearance and received CE mark clearance on April 20, 1999.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased 24% to $1.2 million in the three months ended June 30, 1999 compared to $1.6 million in the three months ended June 30, 1998. For the six months ended June 30, 1999, research and development expenses decreased 26% to $2.4 million compared to expenses of $3.2 million for the six months ended June 30, 1998. The decrease for the three and six months ended June 30, 1999 is primarily attributable to completion of the 309 patient FloSeal clinical trial in December 1998. For the full fiscal year 1999, the Company believes research and development expenses are not likely to exceed those of 1998. However, as the Company devotes more resources to the support of new products based on the FloSeal Matrix technology, quarterly research and development expenses should increase in the third quarter of 1999.


MARKETING, SELLING, GENERAL AND ADMINISTRATIVE

     Marketing, selling, general and administrative expenses increased 8% to $665,000 in the three months ended June 30, 1999, compared to $616,000 for the three months ended June 30, 1998. Marketing, selling, general and administrative expenses were $1.2 million for the six months ended June 30, 1999 and 1998. The increase for the three months ended June 30, 1999, compared to the year earlier period, was primarily the result of increases in marketing and selling expenses associated with commercialization of FloSeal.


INTEREST INCOME

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest income decreased 14% to $146,000 for the three months ended June 30, 1999 compared to $170,000 for the three months ended June 30, 1998. For the six months ended June 30, 1998, interest income decreased 31% to $225,000 compared to $327,000 in the prior year. The decrease for the three and six months ended June 30, 1999 was attributable primarily to the declining balance of the Company's interest-bearing investment portfolio through April 6, 1999 (see "Liquidity and Capital Resources").


NET LOSS

     As a net result of the items discussed above, the net loss was $1.9 million for the three months ended June 30, 1999. This is an improvement of 10% or $211,000 over the net loss of $2.1 million for the three months ended June 30, 1998. The net loss was $3.5 million for the six months ended June 30, 1999. This is an improvement of 16% or $663,000 over the net loss of $4.1 million for the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, our cash, cash equivalents and available-for-sale securities were $11.3 million compared to $7.2 million at December 31, 1998. Since our inception, we have funded the business with proceeds from private security placements, our initial public offering of common stock and, most recently, with a follow-on public offering of 1.8 million shares of our common stock on April 6, 1999.

     For the six months ended June 30, 1999 and 1998, our operations consumed cash of $3.8 million and $4.1 million, respectively. The decrease in cash consumed by operations was due primarily to a decrease in personnel costs, and a reduction in overall administrative spending. We expect the use of cash in operating activities to increase through calendar year 1999 and into 2000 as we continue to devote resources to the commercialization of FloSeal Matrix and develop other products based on the FloSeal Matrix technology.

     For the six months ended June 30, 1999 and 1998, investing activities provided net cash of $1.7 million and $3.8 million, respectively. Sales and maturities of available-for-sale securities of $3.5 million and $6.0 million for the six months ended June 30, 1999 and 1998, respectively, more than offset purchases of available-for-sale securities of $1.5 million and $2.0 million in the comparable periods, respectively.

     For the six months ended June 30, 1999 and 1998, financing activities provided net cash of $8.2 million and $449,000 for the six months ended June 30, 1999 and 1998, respectively. The increase in cash provided by financing activities was due primarily to proceeds from the issuance of common stock which totaled $8.2 million for the six months ended June 30, 1999 compared to $59,000 in proceeds from the exercise of common stock options for the prior year period.

     In December 1997, we signed an agreement for a bank loan facility to finance existing equipment up to a total of $1,000,000, and future equipment purchases for up to a total facility limit of $2,500,000. The facility is secured by the equipment financed. The loan balance is subject to a floating interest rate equal to the bank's prime rate plus 1.5% per annum (9.25% at June 30, 1999). The unused portion of the total loan facility commitments are subject to a 0.5% quarterly commitment fee. As of June 30, 1999, we had drawn down $262,758 on the existing equipment loan facility and had no draw down on the new equipment loan facility. In connection with this loan facility, we issued a warrant to purchase 4,500 shares

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of common stock at an exercise price of $4.00 per share. This warrant expires in December 2002. These facilities are subject to specific positive and negative covenants that include restrictions on the declaration or payment of any dividend or any other distribution on any of its capital stock. The Company was in compliance with those covenants at June 30, 1999.

     We closed a follow-on public offering of 1.8 million shares of our common stock on April 6, 1999. The follow-on offering resulted in net proceeds to us of approximately $8.3 million. We believe net proceeds from the follow-on public offering, together with existing cash, cash equivalents and available-for-sale securities will be sufficient to fund our operations into the third quarter of the year 2000. However, the amount and timing of our capital requirements cannot be predicted with certainty. Our future capital requirements will depend on numerous factors, including the following:

     o timing of regulatory actions on FloSeal,
     o our ability to enter into additional distribution agreements,
     o the timing of our manufacturing scale-up,
     o the extent and timing of any future FloSeal sales, and
     o the nature, timing and success of other products under development.

     We expect to commit substantial capital resources to the development of commercial-scale manufacturing for FloSeal. The working capital requirements for the development and commercial launch of our other products are also expected to be substantial. If we are unable to secure corporate partners to distribute our products, we will incur substantial additional expenditures in sales and marketing capability. Given these factors, we anticipate that we will need additional financing before the end of the second quarter of the year 2000.


ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

This Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth under Item 1 in the Company's Annual Report filed on Form 10-K for the Year Ended December 31, 1998.


The Year 2000 Computer Problem

     We may be adversely affected by the Year 2000 computer problem.

     Beginning on January 1, 2000, computer systems and software will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Our primary exposure with respect to this problem involves third party software we have purchased or licensed for our financial systems, network and telecommunications equipment. Our financial systems software is Year 2000 compliant. We have obtained the software needed to make our network Year 2000 compliant. We have analyzed the Year 2000 risk with regard to our telecommunications equipment and have concluded that there is no material Year 2000 risk. We have surveyed all our major vendors and have found their

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

preparedness to be sufficient. We have expended approximately $15,000 in our internal review and will continue to make certain investments, estimated not to exceed $50,000, in our software systems and applications to ensure our information systems are ready for the year 2000. The necessary funds to support these renovations have come from our operating budget and we do not anticipate that we will need to allocate special future funding outside of historical levels for this item. The financial impact of our year 2000 readiness effort has not been and is not anticipated to be material to our financial position or results of operations in any given year.

     To date, we have not encountered any material Year 2000 problems with software and information systems provided to us by third parties. We have contacted our suppliers of bovine hides and thrombin, the two essential supplies we require for FloSeal and have confirmed that there is no material Year 2000-associated risk of a delay in supply from these sources. We could be materially adversely affected if third parties, upon whom we depend in order to run our day-to-day business, experience Year 2000 problems. A worst case scenario would involve a complete disruption in the delivery of materials, power, heat and water to our facilities, which would prevent us from being able to manufacture and ship our products. We have not developed contingency plans for operation of our business in the event of a complete disruption of utilities and other services nor do we believe it is feasible to do so. Other than problems that would be experienced by businesses generally, we do not anticipate any Year 2000 problems unique to our company.


We did not generate any revenues in 1998 and have generated only limited revenues so far in 1999; we have a history of losses and we expect losses to continue in the future.

     We have not achieved profitability and expect to incur net losses through at least 2001. We incurred net losses of $7.0 million, $10.0 million and $7.7 million for the years ended December 31, 1996, 1997 and 1998, respectively. As of June 30, 1999, we had an accumulated deficit of $32.7 million. We have not had significant revenues in any period since our inception. We expect to increase our operating expenses in the near future, including sales and marking, manufacturing and research and development expenses, as we approach commercialization of FloSeal and continue development of our other products. As a result, we will need to generate significant revenues to achieve and maintain profitability. The amount of future net losses and the time required to achieve profitability are highly uncertain. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

If we do not successfully commercialize FloSeal, our business will suffer.

     We are dependent upon the success of our lead product under development, FloSeal. We have not yet received necessary regulatory approval for the commercial sale of FloSeal in the United States. We received a CE mark providing European regulatory clearance on April 20, 1999. We have completed submission of our premarket approval application for FloSeal was accepted for filing by the FDA and given streamlined review status on April 27, 1999. Our success after regulatory approvals, if any, will depend on the medical community's acceptance of FloSeal and our ability to successfully scale up commercial manufacturing and develop an effective sales, marketing and distribution capability. We cannot predict how quickly, if at all, the medical community will accept FloSeal, or if accepted, the extent of its use. A surgeon's use of FloSeal will require the surgeon to change from his or her usage of currently available products with which they are familiar. For FloSeal to achieve market acceptance, it will have to be priced competitively and offer clinically significant advantages over other

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

commercially available products. Even if the market generally accepts FloSeal, surgeons may choose to use it in fewer procedures than projected. If FloSeal does not achieve significant market adoption, our business will be materially and adversely affected.

Significant increases in operating expenses in the future may adversely effect our operating results and financial condition.

     We plan to significantly increase our operating expenses to expand our sales and marketing operations and broaden our customer support capabilities as we approach commercial introduction of FloSeal and fund greater levels of product development. Our operating expenses, which include sales and marketing, research and development, and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If revenues fall below our expectations, we will not be able to quickly reduce our spending in response, which would materially adversely affect our operating results and financial condition.

Our limited operating history, dependence upon an unapproved product and lack of experience in manufacturing and marketing FloSeal may result in significant fluctuations of our financial results.

     Our limited operating history, dependence upon FloSeal, currently an unapproved medical device except in Europe, to provide future revenue and our lack of experience in manufacturing and marketing FloSeal may likely cause our operating results to fluctuate dramatically. As a result of these fluctuations and uncertainties in our operating results, we believe quarter-to-quarter or annual comparisons of our operating results are not a good indication of our future performance. In addition at some point in the future, these fluctuations may likely cause us to perform below the expectations of public market analysts and investors. If our results were to fall below market expectations, the price of our common stock would likely fall. Our limited operating results have varied widely in the past, and we expect they will continue to vary significantly from quarter-to-quarter as we attempt to commercially produce and establish our products in the market after the appropriate governmental approvals, are received.

     We received net proceeds of approximately $8.3 million on April 7, 1999 from our follow-on public offering of common stock. In addition to our current cash and cash equivalents, these proceeds should be sufficient to fund our planned operations through the second quarter of the year 2000, which is prior to the time we expect to achieve profitability. As a result, we must raise additional funds in order to be successful. Future financing strategies may include, but are not limited to:

     o partnering relationships with larger medical device companies,
     o bank facilities, or
     o debt or additional equity offerings.

     If we are unable to raise additional funds when needed, we may not be able to market FloSeal as planned, or continue development of our other products, which would materially and adversely affect our business.

We will need to raise additional money before we expect to achieve profitability. If we fail to raise such additional money, our business will suffer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In addition to our current cash and cash equivalents, we will need to raise additional money in order to run our planned operations until the time we expect to achieve profitability. We must raise additional funds to be successful. Alternative financing strategies may include, but are not limited to:

     o bank facilities,
     o debt or additional equity offerings, or
     o partnering relationships with larger medical device companies.

If we are unable to raise additional funds when needed, we may not be able to market FloSeal as planned, or continue development of our other products, which would materially and adversely affect our business.

Additional funding may not be available to us or, if available, may not be available on commercially reasonable terms.

     When we need to raise additional money to fund our operations, we cannot be certain funding from any source will be available to us on acceptable terms, or at all. The amount and the timing of raising additional funds will depend primarily upon our ability to obtain needed regulatory clearances and generate revenues from the sale of FloSeal. Our inability to obtain any additional funding on reasonable terms will materially and adversely affect our business.

If we do not obtain FDA approval, we cannot sell FloSeal in the United States, which would significantly harm our business.

     FloSeal is considered to be a medical device and will be subject to extensive regulation in the United States. Before we can market FloSeal or any of our other products under development in the United States, we must show in clinical trials our products are safe and effective, and obtain approval from the FDA, which cannot be guaranteed. Clinical trial data can also be the subject of differing interpretation. There is no assurance FDA will interpret our clinical data the same way we do, or that FDA will not require additional clinical data to support approval.

     We must obtain premarket approval from the FDA for FloSeal before we can market it. In 1998, we conducted a ten-center, 309-patient pivotal clinical trial to demonstrate the safety and effectiveness of FloSeal. Our premarket approval application for FloSeal was accepted for filing by the FDA and given streamlined review status on April 27, 1999. We cannot guarantee either the timing or receipt of approval. The FDA may also limit the uses of FloSeal or any of our other products during the approval process. Delays in the FloSeal approval process, limitation of its labeling claims or denial of our premarket approval application would cause our business to be materially and adversely affected. We will face a similar process and similar risks for each product we wish to market, including SinuSeal.

We may have to incur significant costs in attaining and maintaining compliance with regulations governing our manufacturing operations.

     We are also required to demonstrate compliance with Quality System regulations before approval of FloSeal, and maintain compliance after approval. The Quality System regulations are similar to good

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

manufacturing practices and relate to product testing and quality assurance, as well as the maintenance of records and documentation. The FDA enforces the Quality System regulations through pre-approval and periodic post-approval inspections. We have never been through a Quality System inspection by the FDA, and we can provide no assurance we will be able to pass such an inspection or maintain compliance. If we or any third party manufacturer of our products do not conform to the Quality System regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers do conform. This may be a long and difficult process. We may have to incur significant costs to comply with such laws and regulations and our failure to comply with them could lead to penalties that could have a material and adverse affect on our business.

International sales of our products will also be subject to extensive regulation.

     In order to market our products in the member countries of the European Union, we are required to obtain CE mark certification. We obtained required CE mark certification for FloSeal in April 1999. CE mark certification is an international symbol of adherence to certain quality assurance standards and compliance with the European Medical Devices Directives.

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

     If we fail to comply or maintain compliance with medical device laws or regulations, we may be fined and barred from selling our products. If the FDA believes we are not in compliance with the law, it can:

     o retain or seize our products,
     o issue a recall,
     o stop future violations, and
     o assess civil and criminal penalties against us.

     Our failure to comply with regulatory requirements could have a material adverse effect on our business. Regulations are also subject to change. We cannot predict the effect, if any, such changes might have on our business.

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

     We have not and we cannot be certain we will be able to enter into additional distribution agreements or collaborative arrangements on a timely basis or at all, or these relationships will be successful. We have only limited experience in establishing and managing a direct sales force, from selling the RapiSeal patch, a prior product line, and we cannot be certain we can establish and manage a direct sales force for FloSeal. Our ability to achieve any significant revenue will depend heavily upon our success in establishing effective sales and marketing capabilities, either through distribution or collaboration arrangements, a direct sales force or a combination of these.

We may be unable to effectively commercialize FloSeal because the market for surgical bleeding control products is highly competitive.

     The market for products that control surgical bleeding is highly competitive. A wide variety of approved products such as Gelfoam plus thrombin and fibrin glues, exist today that will compete directly with FloSeal, which has not yet received approval for domestic sale. Many competitive products are produced by companies that have competitive advantages over us, such as:

     o greater name recognition,
     o broader product lines,
     o greater distribution capabilities,
     o substantially greater capital resources, and
     o larger marketing, research and development staffs and facilities.

     Such companies include, for example Upjohn, Inc. and Johnson & Johnson. We cannot be certain FloSeal or our other products will be able to successfully compete against these products and companies, or any other companies which may enter the marketplace. In addition, we cannot be certain current competitors or other companies will not succeed in developing technologies and other products are more effective or would render our technology or products obsolete or unable to compete.

We have five pending patent applications. Our failure to obtain issued patents and, consequently, to protect our proprietary technology, could impair our competitive position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     We regard elements of FloSeal as proprietary and we attempt to protect them through patent and trade secret laws and restrictions, as well as licenses and contractual confidentiality provisions. Any steps we take to protect our intellectual property may be inadequate and expensive. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. We have five pending U.S. patent applications relating to FloSeal and other products under development, and one issued U.S. patent. We also have two corresponding international patent applications filed under the Patent Cooperation Treaty and may file additional patent applications outside the United States at a later date. Obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws. Protection provided by foreign patents, if obtained, and any other foreign intellectual property protection may be weaker than provided domestically. Any existing or new patent applications, domestic or international, may not result in:

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

     We have conducted searches to determine whether our patent applications interfere with existing patents. Based upon these searches, we believe our patent applications and products do not interfere with existing patents. However, we cannot be sure relevant patents have not been issued that could block our ability to obtain patents or commercialize our products. Moreover, since U.S. patent applications are not a matter of public record, a patent application could currently be on file that would stand in our way of obtaining an issued patent. In addition, a number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for surgical sealing. The issuance of any of these potentially competing patents could materially and adversely affect our business.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We cannot be certain we will be able to manufacture FloSeal in high volumes at commercially reasonable costs.

     We have produced FloSeal for use in Canada and for our U.S. clinical trial. However, we have no experience manufacturing FloSeal or any of our other products under development in the amounts necessary to achieve significant commercial sales. We have expanded our manufacturing capacity, but we cannot be certain we will be capable of reliable, high-volume manufacturing at commercially reasonable costs. We believe our manufacturing capacity will be sufficient through 2000. However, we could encounter problems related to:

     o capacity constraints,
     o production yields,
     o quality control, and
     o shortages of qualified personnel.

     Such problems could affect our ability to adequately scale-up production of our products and fulfill customer orders on a timely basis, which could materially and adversely affect our business.

     Our manufacturing facilities will be subject to Quality System regulations, international quality standards and other regulatory requirements, including pre-approval inspection for FloSeal and periodic post-approval inspections for all products. We have never undergone a Quality System inspection by FDA, and cannot guarantee we will pass such an inspection. Our failure to implement and maintain our facilities in accordance with these regulatory requirements and standards will result in a delay or termination of production. Any delay or termination of production would materially and adversely affect our business.

We do not have long-term supply arrangements with our key suppliers. There is a risk we could lose one or more of our key suppliers, which would disrupt our business.

     We currently purchase bovine hides and thrombin, essential elements of FloSeal, as well as sterilization services for the end product, from single suppliers. We purchase bovine hides from Spear Products and thrombin from GenTrac, Inc. We do not have long-term supply arrangements with any of these suppliers. In the event any of our current single source suppliers become unavailable for any reason, we will be required to obtain regulatory approval of alternative suppliers and our business would be disrupted. Any disruption caused by a loss of one of these suppliers could materially and adversely affect our business.

Failure of our end-users to obtain adequate third party reimbursement for the procedures utilizing FloSeal or our other products could adversely affect our business.

     In the United States, health care providers that purchase medical devices, such as FloSeal and our other products under development, generally rely on third party payors, such as federal Medicare, state Medicaid and private health insurance plans, to reimburse some or all of the cost of the procedure in which the medical device was used. We expect in a prospective payment system, such as the one utilized by the Health Care Financing Administration which manages the federal Medicare program, and whose polices are followed by state Medicaid and private third party payors, our products' costs will be incorporated into the overall cost of the procedures, and there will not be separate reimbursement for our products. Our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     If we obtain the necessary foreign regulatory approvals, international market acceptance of our products would be dependent, in part, upon the availability of reimbursement for our products or procedures that use our products by the prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. We intend to seek international reimbursement approvals where applicable. We cannot be certain any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could materially and adversely affect our business.

We may face product liability claims related to the use or misuse of our products.

     We face an inherent business risk of product liability claims in the event the use or misuse of our products results in personal injury or death. We have not experienced any such claims to date, but we cannot be certain, in particular after commercial introduction of our products, that we will not experience losses due to product liability claims. We currently maintain liability insurance with combined coverage limits of $3.0 million on a claims-made basis. We cannot be certain that the insurance policies' coverage limits are adequate. The insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against us, regardless of their merit, could materially and adversely affect our business.

Trading in our shares could be subject to extreme price fluctuations which could adversely affect your investment.

     The market price of our common stock has fluctuated widely in the past and is likely to fluctuate in the future. We discuss the fluctuations in the price of our stock in the section entitled "Price Range of Common Stock" in our Annual Report on Form 10-K. The stock prices of medical device companies over the last few years have been volatile and difficult to predict.

We have implemented anti-takeover provisions, any of which may reduce the market price of our common stock.

     Provisions of our Certificate of Incorporation and Bylaws and Delaware law, as well as our Preferred Shares Rights Agreement could make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to our stockholders. We discuss these provisions in detail in the section entitled "Description of Capital Stock" in our Annual Report on Form 10-K.

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

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the material set forth under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the report generally. We used words such as "believes," "intends," "expects," "anticipates," "plans," and similar expressions identify forward-looking statements. This Report on Form 10-Q also contains statements regarding the cardiovascular, spinal and vascular surgery markets, as well as the suture and staples market and topical hemostat market. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for the reasons described above and elsewhere in this prospectus.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. The average interest rate for our available-for-sale securities, as of June 30, 1999, was 4.93% compared to 7.72% reported in the Form 10-K for the year ended December 31, 1998. No other material changes have occurred since the filing by the Registrant on Form 10-K for the year ended December 31, 1998.

Fusion Medical Technologies Inc. and RapiSeal are registered trademarks of Fusion Medical Technologies, Inc. FloSeal Matrix and FloSeal are trademarks of Fusion Medical Technologies, Inc.

PART II-OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

           None.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS


           The Registrant closed a follow-on public offering of 1.8 million shares of our common stock on April 6, 1999. The follow-on offering resulted in net proceeds to the Registrant of approximately $8.3 million.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 20, 1999 at 10:00 a.m. local time, at its principal corporate offices located at 1615 Plymouth Street, Mountain View, California. The Annual Meeting was held for the purpose of (a) electing one Class I Director to serve for three years expiring upon the 2002 Annual Meeting of the Stockholders,
           (b) approving an amendment to the Company's 1993 Stock Option Plan (c) ratifying the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999 and (d) transacting such other business as may properly come before the Annual Meeting. The three matters below were voted upon and approved:

            o Olav B. Bergheim was duly elected as a Class I Director to serve for three years expiring upon the 2002 Annual Meeting of the Stockholders, or until a successor is duly elected and qualified, with 3,752,189 votes cast for election and 80,700 votes withheld.

            o The Amendment to the 1993 Stock Option Plan increasing the number of shares of Common Stock authorized for issuance by 750,000 shares to 2,640,492 shares was approved with 3,171,713 votes cast for the amendment, 660,976 votes against, and 200 votes abstained.

            o PricewaterhouseCoopers LLP was appointed as Independent
              Accountants for the fiscal year ended December 31, 1999 with 3,832,489 votes cast for the appointment, 300 against, and 100 abstained.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.
           --------

              Exhibit
              Number                  Description
              ------   -------------------------------------------------

               10.1*   Purchase Agreement dated July 1, 1999 between the
                       Registrant and Sulzer Spin-Tech, Inc.

               27.1    Financial Data Schedule.

* Confidential treatment requested for portions of this Exhibit.


     (b)   Reports on Form 8-K. The Company did not file any Reports on Form
           -------------------
           8-K during the quarter ended June 30, 1999.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.



                                      FUSION MEDICAL TECHNOLOGIES, INC.
                                                 (Registrant)


Date:     August 16, 1999             By:   /s/ LARRY J. STRAUSS
                                         -------------------------------
                                               Larry J. Strauss

                                              Vice President and
                                            Chief Financial Officer
                                            (Authorized Officer and
                                           Principal Financial Officer)