Form 10-Q
period 1999-09-30
FUSION MEDICAL TECHNOLOGIES INC
filed 1999-11-05
CIK 1013466

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1999

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

The number of outstanding shares of the registrant's Common Stock was 9,104,716 as of November 3, 1999.


     This Report on Form 10-Q includes 116 pages with the Index to Exhibits located on page 21.

                     FUSION MEDICAL TECHNOLOGIES, INC.

                                 INDEX TO
                            REPORT ON FORM 10-Q
                   FOR QUARTER ENDED SEPTEMBER 30, 1999


                                                                       Page
                                                                       ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

           Condensed Consolidated Balance Sheets - September 30, 1999
            (unaudited) and December 31, 1998                            3

           Condensed Consolidated Statements of Operations - Three
            and Nine Months Ended September 30, 1999 (unaudited)
            and 1998 (unaudited)                                         4

           Condensed Consolidated Statements of Cash Flows - Nine
            Months Ended September 30, 1999 (unaudited) and 1998
            (unaudited)                                                  5

           Notes to Condensed Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    20


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             21

Item 6.   Exhibits and Reports on Form 8-K                              21

          Signatures                                                    22

PART I-FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                     FUSION MEDICAL TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)


                                                September 30   December 31
                                                    1999         1998 (1)
                                                ------------   -----------
                                                (Unaudited)
                                 ASSETS
Current assets:
   Cash and cash equivalents                      $  7,149      $  4,151
   Available-for-sale-securities                     2,001         3,013
   Accounts receivable, net                             61             2
   Inventory                                           311             -
   Prepaids and other current assets                   165           133
                                                  --------      --------

     Total current assets                            9,687         7,299

Property and equipment, net                          1,013           735
Long-term assets                                        54            54
                                                  --------      --------

     Total assets                                 $ 10,754      $  8,088
                                                  ========      ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                  $    559      $    201
Accrued expenses                                       403           856
                                                  --------      --------

Current liabilities                                    962         1,057

Long-term obligations                                  117           204
                                                  --------      --------

     Total liabilities                               1,079         1,261
                                                  --------      --------

Common stock and other equity                       44,536        36,059
Accumulated deficit                                (34,861)      (29,232)
                                                  --------      --------

     Total stockholders' equity                      9,675         6,827
                                                  --------      --------

     Total liabilities and stockholders' equity   $ 10,754      $  8,088
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

(1) Data extracted from audited consolidated financial statements dated December 31, 1998 of Fusion Medical Technologies, Inc.


                      FUSION MEDICAL TECHNOLOGIES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)
                                 (unaudited)

                                   Three Months Ended   Nine Months Ended
                                      September 30         September 30
                                   ------------------   ------------------
                                     1999      1998       1999      1998
                                   --------  --------   --------  --------

Revenues                           $     56  $      -   $     81  $      -
                                   --------  --------   --------  --------

Costs and expenses:

 Cost of goods sold and start
  -up manufacturing costs               234         -        379         -
 Research and development             1,364     1,654      3,719     4,875
 Marketing, selling, general
  and administrative                    730       474      1,948     1,671
                                   --------  --------   --------  --------

    Total costs and expenses          2,328     2,128      6,046     6,546
                                   --------  --------   --------  --------

    Operating loss                   (2,272)   (2,128)    (5,965)   (6,546)

Interest income                         128       156        353       485
Interest expense                         (6)       (9)       (20)      (62)
Other income, net                         -         3          3         3
                                   --------  --------   --------  --------

    Net loss                       $ (2,150) $ (1,978)  $ (5,629) $ (6,120)
                                   ========  ========   ========  ========

Basic and diluted net
 loss per share                    $  (0.24) $  (0.28)  $  (0.67) $  (0.86)
                                   ========  ========   ========  ========

Shares used in computing basic
 and diluted net loss per share       9,004     7,172      8,356     7,157
                                   ========  ========   ========  ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.


                     FUSION MEDICAL TECHNOLOGIES, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (unaudited)

                                                        Nine Months Ended
                                                           September 30
                                                        ------------------
                                                          1999      1998
                                                        --------  --------
Cash flows used for operating activities:
  Net loss                                              $ (5,629)  $(6,120)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                             287       219
   Accretion of available-for-sale securities                  -        29
   Amortization of deferred compensation                     157       125
   Change in assets and liabilities:
    Accounts receivable                                      (59)       21
    Inventory                                               (311)        -
    Prepaids and other current assets                        (32)      (17)
    Other assets                                               -        46
    Accounts payable                                         358       (21)
    Accrued expenses                                        (453)      (79)
                                                        --------  --------

   Net cash used in operating activities                  (5,682)   (5,797)
                                                        --------  --------

Cash flows from investing activities:
  Acquisition of property and equipment                     (565)     (147)
  Purchases of available-for-sale securities              (4,493)   (2,025)
  Sales and maturities of available-for-sale securities    5,505     5,952
                                                        --------  --------

   Net cash provided by investing activities                 447     3,780
                                                        --------  --------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                      -       408
  Proceeds from issuance of shareholder note receivable        -        54
  Repayment of notes payable                                 (87)     (101)
  Proceeds from issuance of common stock, net              8,070         -
  Proceeds from exercise of common stock options             250        53
                                                        --------  --------

   Net cash provided by financing activities               8,233       414
                                                        --------  --------

Net increase (decrease) in cash and cash equivalents       2,998    (1,603)
Cash and cash equivalents, beginning of period             4,151     7,473
                                                        --------  --------

Cash and cash equivalents, end of period                $  7,149  $  5,870
                                                        --------  --------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $     20  $     80
                                                        --------  --------
  Adjustment for cancellation of stock options          $     79  $      -
                                                        ========  ========
  Issuance of stock options to outside consultants      $    135  $      -
                                                        ========  ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     FUSION MEDICAL TECHNOLOGIES, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1999
                                 (Unaudited)


1. Basis of presentation

The accompanying condensed consolidated financial statements of Fusion Medical Technologies, Inc. (the "Company" or "Fusion") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 1999, and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the consolidated operating results and cash flows for those periods. Although the Company believes the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

Certain previously reported balances have been reclassified to provide consistency with current presentation.


2. Net loss per share

Basic and diluted loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of diluted net loss per common share as their effect is anti-dilutive. Stock options to purchase 1,333,683 and 1,252,469 shares of common stock at prices ranging from $0.16 to $11.75 per share were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted income per share. At September 30, 1999 and 1998, there was one warrant outstanding to purchase 8,285 shares of common stock at an exercise price of $4.00 per share but is excluded from the computation of diluted net loss per common share. In addition, at September 30, 1999 and 1998, there was another warrant outstanding to purchase 4,500 shares of common stock at an exercise price of $4.00 per share but also is excluded from the computation of diluted net loss per common share.


3. Cash, cash equivalents and available-for-sale securities

The Company classifies all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

                     FUSION MEDICAL TECHNOLOGIES, INC.

                            September 30, 1999
                                (Unaudited)

The Company classifies both short-term and long-term investments as available-for-sale. Such investments are recorded at fair market value and unrealized gains and losses are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to interest income. The cost of securities sold is based upon the specific identification method.


4.   Inventory

As of March 31, 1999, the Company began capitalizing its inventories of raw materials related to FloSealTM. Inventory is recorded at the lesser of cost or market using the FIFO method.

                                                September 30   December 31
                                                    1999           1998
                                                ------------   ------------
Finished goods                                    $     22       $      -
Work in process                                         94              -
Raw materials                                          195              -
                                                  --------       --------

                                                  $    311       $      -
                                                  ========       ========


5.   Debt

In December 1997, the Company signed an agreement for a bank loan facility to finance previously acquired equipment up to a total of $1,000,000, and future equipment purchases for up to a total of $2,500,000. The facility, as amended, is secured by the equipment financed. Available credit under this facility, as amended, expired in February 1998. The outstanding loan balance is subject to a floating interest rate equal to the bank's prime rate plus 1.5% per annum (9.75% at September 30, 1999). As of September 30, 1999, the Company had drawn down $291,953 on the equipment loan facility. In connection with this loan facility, the Company issued a warrant to purchase 4,500 shares of common stock at an exercise price of $4.00 per share. This warrant expires in December 2002. These facilities are subject to specific positive and negative covenants that include restrictions on the declaration or payment of any dividend or any other distributions on any of its capital stock. The Company was in compliance with those covenants at September 30, 1999.


6.      Stockholders' Equity

On April 6, 1999, the Company closed a follow-on public offering of 1.8 million shares of its common stock that resulted in net proceeds to the Company of approximately $8.1 million.

                     FUSION MEDICAL TECHNOLOGIES, INC.

                            September 30, 1999
                                (Unaudited)


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


9.	Subsequent Event

In October 1999, the Company entered into an agreement to lease property which will become the Company's new headquarters. The minimum lease commitments for the next seven years are as follows: 2000, $794,679; 2001, $1,238,559; 2002,
$1,287,418; 2003, $1,338,231; 2004, $1,391,078; 2005, $1,446,038; and 2006,
$1,503,196.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth in "Additional Factors That Might Affect Future Results" commencing on page 13 and those set forth under Item 1 in the Company's Annual Report filed on Form 10-K for the Year Ended December 31, 1998.


OVERVIEW

     Since inception in October 1992, we have been primarily engaged in the research and development of surgical sealants and topical hemostats. As of September 30, 1999, we had an accumulated deficit of $34.8 million. We have not achieved, nor do we expect to achieve, profitability before 2001.

     We commenced selling our first product, the RapiSeal patch, in late 1996. After careful consideration, we reallocated our capital resources to the development of FloSeal and in late 1997 discontinued sales of the RapiSeal patch and disbanded our sales force.

     In 1998, we conducted a ten-center, 309-patient pivotal clinical trial to demonstrate the safety and effectiveness of FloSeal. We received a CE mark providing European regulatory clearance on April 20, 1999. Our premarket approval ("PMA") application for FloSeal was accepted for filing by the U.S. Food and Drug Administration ("FDA") and given streamlined review status on April 27, 1999. We completed the expansion of our manufacturing facility to meet the anticipated product supply requirements for commercial sale of FloSeal. We spent a total of approximately $215,000 for the purchase of production equipment and approximately $535,000 for the facilities' upgrade.

     In June 1999, we signed a multi-year distribution agreement with Minneapolis-based Sulzer Spine-Tech. Founded in 1991,Sulzer Spine-Tech is a business unit of Sulzer Medica AG whose total annual sales exceed $1.0 billion. Under the agreement, Sulzer Spine-Tech becomes a worldwide distributor of FloSeal for all spinal and cranial applications. The distribution agreement covers most global markets with the primary exception of Japan.

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


RESULTS OF OPERATIONS


Three and Nine Months Ended September 30, 1999 and 1998


NET SALES

     Net sales for the three and nine months ended September 30, 1999 were $56,000 and $81,000, respectively, which represented the initial revenues resulting from the introduction of our new product line, FloSeal, in Europe. Due to our exit of the RapiSeal Patch business in 1997 and our current focus on the development of FloSeal, the Company had limited revenues in the three and nine months ended September 30, 1999 and no revenues in the same periods of 1998, respectively. We filed for European regulatory clearance and received CE mark clearance on April 20, 1999.

COST OF GOODS SOLD AND START-UP MANUFACTURING COSTS

     Cost of goods sold and start-up manufacturing costs for the three and nine months ended September 30, 1999 were $234,000 and $379,000, respectively, which represented the costs associated with the introduction of our new FloSeal product line in Europe. Our exit of the RapiSeal Patch business in 1997 resulted in the elimination of such costs during the comparable periods of 1998.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased 18% to $1.4 million in the three months ended September 30, 1999 compared to $1.7 million in the three months ended September 30, 1998. For the nine months ended September 30, 1999, research and development expenses decreased 24% to $3.7 million compared to $4.9 million for the similar 1998 period. The decrease for the three and nine months ended September 30, 1999 is primarily attributable to completion of the 309 patient FloSeal clinical trial in December 1998. For the full fiscal year 1999, the Company believes research and development expenses are not likely to exceed those of 1998. However, as the Company devotes more resources to the support of new products based on the FloSeal Matrix technology, quarterly research and development expenses should increase in the fourth quarter of 1999.

MARKETING, SELLING, GENERAL AND ADMINISTRATIVE

     Marketing, selling, general and administrative expenses increased 54% to $730,000 in the three months ended September 30, 1999, compared to $474,000 for the similar period in 1998. Marketing, selling, general and administrative expenses increased 17% to $1.9 million for the nine months ended September 30, 1999 compared to $1.7 million for the similar 1998 period. The increase for the three and nine months ended September 30, 1999, compared to the year earlier periods, was primarily the result of increases in marketing and selling expenses associated with commercialization of FloSeal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST INCOME AND EXPENSE

     Interest income decreased 18% to $128,000 for the three months ended September 30, 1999 compared to $156,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1998, interest income decreased 27% to $353,000 compared to $485,000 in the prior year. The decreases for the three and nine months ended September 30, 1999 were attributable primarily to the reduction in general interest rates in the related periods 1999 (see "Liquidity and Capital Resources"). Interest expense decreased 33% to $6,000 for the three months ended September 30, 1999 compared to $9,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1998, interest expense decreased 68% to $20,000 compared to $62,000 in the prior year. The decline in interest expense for the three and nine months ended September 30, 1999 was due to declines in interest-bearing debt.


NET LOSS

     As a net result of the items discussed above, the net loss was $2.2 million for the three months ended September 30, 1999. This is an increase of nine percent or $172,000 over the net loss of $2.0 million for the similar period in 1998. The net loss was $5.6 million for the nine months ended September 30, 1999. This is an improvement of 8% or $491,000 over the net loss of $6.1 million for the similar period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, our cash, cash equivalents and available-for-sale securities were $9.2 million compared to $7.2 million at December 31, 1998. Since our inception, we have funded the business with proceeds from private security placements, our initial public offering of common stock and, most recently, with a follow-on public offering of 1.8 million shares of our common stock on April 6, 1999.

     For the nine months ended September 30, 1999 and 1998, our operations consumed cash of $5.7 million and $5.8 million, respectively. The decrease in cash consumed by operations was due primarily to a decrease in net loss of $491,000 resulting from reductions in clinical trial spending and in research and development spending. In addition, during 1999, we recorded a $311,000 increase in inventory and a $453,000 reduction in accrued expenses which were partially offset by a $358,000 increase in accounts payable. We expect the use of cash in operating activities to increase through calendar year 1999 and into 2000 as we continue to devote resources to the commercialization of FloSeal and develop other products based on the FloSeal technology.

     For the nine months ended September 30, 1999, investing activities provided net cash of $447,000 and net cash of $3.8 million for the similar period in 1998. Year-to-date in 1999, sales and maturities of available-for-sale securities provided $5.5 million of cash which was partially offset by the acquisition of property and equipment of $565,000 and purchases of available-for-sale securities of $4.5 million. For the nine months ended September 30, 1998, sales and maturities of available-for-sale securities provided $6.0 million of cash which was partially offset by the acquisition of property and equipment of $147,000 and purchases of available-for-sale securities of $2.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine months ended September 30, 1999 and 1998, financing activities provided net cash of $8.2 million and $414,000, respectively. The net cash provided by financing activities for the nine months ended September 30, 1999 was due primarily to net proceeds from the issuance of common stock and exercises of stock options which totaled $8.3 million. The net cash provided by financing activities for the nine months ended September 30, 1998 was due primarily to net proceeds from the issuance of notes payable which totaled $408,000.

     In December 1997, the Company signed an agreement for a bank loan facility to finance previously acquired equipment up to a total of $1,000,000, and future equipment purchases for up to a total of $2,500,000. The facility, as amended, is secured by the equipment financed. Available credit under this facility, as amended, expired in February 1998. The outstanding loan balance is subject to a floating interest rate equal to the bank's prime rate plus 1.5% per annum (9.75% at September 30, 1999). As of September 30, 1999, the Company had drawn down $291,953 on the equipment loan facility. In connection with this loan facility, the Company issued a warrant to purchase 4,500 shares of common stock at an exercise price of $4.00 per share. This warrant expires in December 2002. These facilities are subject to specific positive and negative covenants that include restrictions on the declaration or payment of any dividend or any other distributions on any of its capital stock. The Company was in compliance with those covenants at September 30, 1999.

     We closed a follow-on public offering of 1.8 million shares of our common stock on April 6, 1999. The follow-on offering resulted in net proceeds to us of approximately $8.1 million. We believe our existing cash, cash equivalents and available-for-sale securities will be sufficient to fund our operations into the third quarter of the year 2000. However, the amount and timing of our capital requirements cannot be predicted with certainty. Our future capital requirements will depend on numerous factors, including the following:

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

     On November 2, 1999, we announced we had entered into agreements to provide for the private sale of a total of 872,000 shares of newly issued common stock to selected institutional and other accredited investors. The purchase price per share under these agreements was $9.50. The closing of this financing is expected to occur concurrently with the declaration of effectiveness by the Securities and Exchange Commission of a resale registration statement relating to the shares.

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


We did not generate any revenues in 1998 and only modest revenues in 1999. We have a history of losses and we expect losses to continue in the future.

     We did not generate any revenues in 1998 and have generated only limited revenues so far in 1999. We have a history of losses and we expect losses to continue in the future. We have not achieved, nor do we expect to achieve, profitability before 2001. We incurred net losses of $7.0 million, $9.9 million and $7.7 million for the years ended December 31, 1996, 1997 and 1998, respectively. As of September 30, 1999, we had an accumulated deficit of $34.9 million. We have reported revenues of $81,000 in European sales for the second and third quarters of 1999. We have not had significant revenues in any period since our inception. We expect to increase our operating expenses in the near future, including sales and marketing, manufacturing and research and development expenses, as we approach U.S. commercialization of FloSeal and continue development of our other products. As a result, we will need to generate significant revenues to achieve and maintain profitability. The amount of future net losses and the time required to achieve profitability are highly uncertain. If we do achieve profitability in any period, we cannot be certain we will sustain or increase such profitability on a quarterly or annual basis.

If we do not obtain FDA approval, we cannot sell FloSeal in the United States, which would significantly harm our business.

     FloSeal is considered to be a medical device and is regulated by the Center for Devices and Radiological Health, a division of the FDA, and, as such will be subject to extensive regulation in the United States. Before we can market FloSeal or any of our other products under development in the United States, we must show in clinical trials our products are safe and effective, and obtain approval from the FDA, which cannot be guaranteed.

     We must obtain a PMA from the FDA for FloSeal before we can market it. In 1998, we conducted a ten-center, 309-patient pivotal clinical trial to demonstrate the safety and effectiveness of FloSeal. Our PMA application for FloSeal was accepted for filing by the FDA and given streamlined review status on April 19, 1999. We cannot guarantee either the timing or receipt of approval. The FDA may also limit the commercial claims and uses of FloSeal or any of our other products. Delays in the FloSeal approval process, limitation of labeling claims or denial of our PMA would cause our business to be materially and adversely affected. We will face a similar process and similar risks for any new product we wish to market.

If we do not successfully commercialize FloSeal, our business will suffer.

     We are dependent upon the success of our lead product under development, FloSeal. We have not yet received necessary regulatory approval for the commercial sale of FloSeal in the United States. We received the European CE mark on April 20, 1999 and, as required by statute, have notified the FDA that we have begun to export FloSeal to Europe. Our PMA application for FloSeal was accepted for filing by the FDA and given streamlined review status on April 19, 1999. Our success after regulatory approval, if any, will depend on the medical community's acceptance of FloSeal and our ability to successfully scale up commercial manufacturing and develop an effective sales, marketing and distribution capability. We cannot predict how quickly, if at all, the medical community will accept FloSeal, or if accepted, the extent of its use. A surgeon's use of FloSeal will require the surgeon to change from his or her usage of more familiar currently available products. For FloSeal to achieve market acceptance, it will have to be priced competitively and offer clinically significant advantages over other commercially available products. Even if the market generally accepts FloSeal, surgeons may

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

choose to use it in fewer procedures than projected. If FloSeal does not achieve significant market adoption, our business will be materially and adversely affected.
Significant increases in operating expenses in the future may adversely affect our operating results and financial condition.

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

     Our limited operating history, dependence upon FloSeal to provide future revenue and our lack of experience in manufacturing and marketing FloSeal may likely cause our operating results to fluctuate dramatically. As a result of these fluctuations and uncertainties in our operating results, we believe quarter-to-quarter or annual comparisons of our operating results are not a good indication of our future performance. In addition at some point in the future, these fluctuations may likely cause us to perform below the expectations of public market analysts and investors. If our results were to fall below market expectations, the price of our common stock would likely fall. Our limited operating results have varied widely in the past, and we expect they will continue to vary significantly from quarter-to-quarter as we attempt to commercially produce and establish our products in the market after the appropriate governmental approvals are received.

We may need to raise additional money before we expect to achieve profitability. If we fail to raise any such needed additional money, our business will suffer.

     Our current cash, cash equivalents and available-for-sale securities plus the net proceeds, if any, from the private sale of common stock announced on
November 2, 1999, should be sufficient to fund our planned operations through the 2001. If the private sale of common stock can not be concluded or if we fail to achieve profitability by 2002, we would need to raise additional funds in order to be successful. Future financing strategies may include, but are not limited to:

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

     If we need to raise additional money to fund our operations, we cannot be certain that funding from any source will be available to us on acceptable terms, or at all. The amount and the timing of raising additional funds will depend primarily upon our ability to obtain needed regulatory clearances and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

generate revenues from the sale of FloSeal. Our inability to obtain any needed additional funding on reasonable terms will materially and adversely affect our business.

We may have to incur significant costs in attaining and maintaining compliance with regulations governing our manufacturing operations.

     We are required to demonstrate compliance with the good manufacturing practice requirements for medical devices incorporated into the FDA's Quality System Regulations ("QSR") before approval of FloSeal, and maintain compliance after approval. The QSR are similar to good manufacturing practices and relate to product testing and quality assurance, as well as the maintenance of records and documentation. The FDA enforces the QSR through pre-approval and periodic post-approval inspections. We can provide no assurance we will be able to maintain compliance on an ongoing basis. If we or any third party manufacturer of our products does not conform to the QSR and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process. Those manufacturers must be approved by the FDA before they can commercially manufacture our products. We may have to incur significant costs to comply with such laws and regulations and our failure to comply with them could lead to penalties that could have a material and adverse affect on our business.

International sales of our products will also be subject to extensive regulation.

     Marketing of FloSeal in jurisdictions outside of the U.S. requires compliance with additional local regulations. We cannot guarantee we will be able to comply with such local regulations and thus cannot guarantee that we will be allowed to sell FloSeal to any or all of these markets.

If we fail to maintain regulatory approvals after FloSeal is commercialized, our business will suffer.

     After regulatory approval of FloSeal, we will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

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

     If we fail to comply or maintain compliance with medical device laws or regulations, we may be fined and barred from selling our products. If the FDA believes that we are not in compliance with the law, it can:

     o detain or seize our products,

     o issue a recall,

     o enjoin future violations, and

     o assess civil and criminal penalties against us.

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

     If we fail to establish a sufficient marketing and distribution or direct sales force to commercialize FloSeal or any of our other products, our ability to enter new or existing markets will be impaired. Our inability to effectively enter these markets would materially and adversely affect our business. The alternatives for selling our products are:

     o distribution agreements,

     o collaborative arrangements with corporate strategic partners, or

     o our own direct sales force.

     Although we entered into a multiyear distribution agreement with Sulzer Spine-Tech, Inc. in June 1999, we cannot be certain we will be able to enter into additional distribution agreements or collaborative arrangements on a timely basis or at all, or that these relationships will be successful. We have only limited experience in establishing and managing a direct sales force, from selling the RapiSeal patch, a discontinued product line, and we cannot be certain we can establish and manage a direct sales force for FloSeal. Our ability to achieve any significant revenue will depend heavily upon our success in establishing effective sales and market capabilities, through a combination of distribution or collaboration arrangements and a direct sales force.

We may be unable to effectively commercialize FloSeal because the market for surgical bleeding control products is highly competitive.

     The market for products that control surgical bleeding is highly competitive. A wide variety of approved products such as Gelfoam plus thrombin and fibrin glues, exist today and will compete directly with FloSeal, which has not yet received approval for U.S. sale. Many competitive products are produced by companies that have competitive advantages over us, such as:

     o greater name recognition,

     o broader product lines,

     o greater distribution capabilities,

     o substantially greater capital resources, and

     o larger marketing, research and development staffs and facilities.

     Such companies include, for example Pharmacia & Upjohn AB and Johnson & Johnson. We cannot be certain FloSeal or our other products will be able to successfully compete against these products and companies, or any other companies which may enter the marketplace. In addition, we cannot be certain that current competitors or other companies will not succeed in developing technologies and other products that are more effective or that would render our technology or products obsolete or unable to compete.

We have one issued patent and five pending patent applications. Our failure to obtain additional issued patents and, consequently, to protect our proprietary technology, could impair our competitive position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     We regard elements of FloSeal as proprietary and we attempt to protect them through patent and trade secret laws and restrictions, as well as licenses and contractual confidentiality provisions. Any steps we take to protect our intellectual property may be inadequate and expensive. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. We have one issued U.S. patent and five pending U.S. patent applications relating to FloSeal and other products under development. We also have two corresponding international patent applications filed under the Patent Cooperation Treaty and may file additional patent applications outside the United States at a later date. Obtaining foreign patents may be more difficult than obtaining U.S. patents because of differences in patent laws. Protection provided by foreign patents, if obtained, and any other foreign intellectual property protection may be weaker than provided domestically. Any existing or new patent applications, domestic or international, may not result in:

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

     We have produced FloSeal for use in Europe and our clinical trials. However, we have no experience manufacturing FloSeal or any of our other products under development in the amounts necessary to achieve significant commercial sales. We have expanded our manufacturing capacity, but we

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Our manufacturing facilities will be subject to QSR, international quality standards and other regulatory requirements, including preapproval inspection for FloSeal and periodic post-approval inspections for all products. Our failure to implement and maintain our facilities in accordance with these regulatory requirements and standards will result in a delay or termination of production. Any delay or termination of production would materially and adversely affect our business.

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

The Year 2000 Computer Problem

     We may be adversely affected by the Year 2000 computer problem. Beginning on January 1, 2000, computer systems and software will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Our primary exposure with respect to this problem involves third party software we have purchased or licensed for our financial systems, network and telecommunications equipment. Our financial systems software is Year 2000 compliant. We have implemented the software needed to make our network Year 2000 compliant. We have analyzed the Year 2000 risk with regard to our telecommunications equipment and have concluded that there is no material Year 2000 risk.

     We have surveyed all our major vendors and have found their preparedness to be sufficient. We have expended approximately $25,000 in our internal review and will continue to make certain investments, estimated not to exceed $50,000, in our software systems and applications to ensure our information systems are ready for the year 2000. The necessary funds to support these renovations have come from our operating budget and we do not anticipate that we will need to allocate special future funding outside of historical levels for this item. The financial impact of our year 2000 readiness effort has not been and is not anticipated to be material to our financial position or results of operations in any given year. To date, we have not encountered any material Year 2000 problems with software and information systems provided to us by third parties. We have contacted our suppliers of bovine hides and thrombin, the two essential materials we require for FloSeal and have confirmed that there is no material Year 2000-associated risk of a delay in supply from these sources. We could be materially adversely affected if third parties, upon whom we depend in order to run our day-to-day business, experience Year 2000 problems. A worst case scenario would involve a complete disruption in the delivery of materials,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. The average interest rate for our available-for-sale securities, as of September 30, 1999, was 6.31% compared to 7.72% reported in the Form 10-K for the year ended December 31, 1998. The average interest rate for our cash and cash equivalents as of September 30, 1999 was 5.10% as compared to 4.90% reported in the Form 10-K for the year ended December 31, 1998. No other material changes have occurred since the filing by the Registrant on Form 10-K for the year ended December 31, 1998.

Fusion Medical Technologies Inc. and RapiSeal are registered trademarks of Fusion Medical Technologies, Inc. FloSeal Matrix and FloSeal are trademarks of Fusion Medical Technologies, Inc.

                 PART II -  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.
           ---------

               Exhibit
               Number                       Description
               ------    --------------------------------------------------

                10.1     Lease Agreement between the Registrant and
                           Tarlton/Wohl Venture Nine LLC dated October 15,
                           1999.
                27.1     Financial Data Schedule.


     (b)   Reports on Form 8-K. The Company did not file any Reports on
           -------------------
           Form 8-K during the quarter ended September 30, 1999.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.



                                         FUSION MEDICAL TECHNOLOGIES, INC.
                                                  (Registrant)


Date:   November 5, 1999              By:  /s/   LARRY J. STRAUSS
                                         ----------------------------
                                                 Larry J. Strauss
                                           Vice President, Finance and
                                             Chief Financial Officer
                                             (Authorized Officer and
                                           Principal Financial Officer)