Form 10-K405
period 1999-12-31
FUSION MEDICAL TECHNOLOGIES INC
filed 2000-03-30
CIK 1013466

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1999.
OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.
         For the transition period from ______________ to _______________.

                        Commission file number: 000-28460


                        FUSION MEDICAL TECHNOLOGIES, INC.


             (Exact name of registrant as specified in its charter)

                     Delaware                         96662349
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
  or organization)                                  No.)


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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on March 22, 2000 as reported on the Nasdaq National Market, was approximately $93,327,208. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 22, 2000, the Registrant had 10,049,764 shares of Common Stock outstanding.
____________________________

DOCUMENTS INCORPORATED BY REFERENCE

     The information called for in Part III is incorporated by reference from the Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on June 15, 2000.

                        Fusion Medical Technologies, INC.

                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
                                     PART I

 Item 1. Business...........................................................  3
 Item 2. Properties......................................................... 21
 Item 3. Legal Proceedings.................................................. 21
 Item 4. Submission of Matters to a Vote of Security Holders................ 21


                                     PART II

 Item 5. Market for Registrant's Common Equity and Related .................
         Stockholder Matters................................................ 22
 Item 6. Selected Financial Data............................................ 23
 Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 24
 Item 7A Quantitative and Qualitative Disclosures about Market Risk......... 28
 Item 8. Financial Statements and Supplementary Data........................ 28
 Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ...........................................28
                                    PART III

 Item 10 Directors and Executive Officers of the Registrants................ 29
 Item 11 Executive Compensation............................................. 29
 Item 12 Security Ownership of Certain Beneficial Owners
         and Management..................................................... 29
 Item 13 Certain Relationships and Related Transactions..................... 29



                                     PART IV

 Item 14 Exhibits, Financial Statement Schedules............................ 30
 Signatures ................................................................ 31

         PART I

ITEM 1.  BUSINESS

     THE BUSINESS SECTION AND OTHER PARTS OF THIS REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED, THOSE DISCUSSED IN THE SECTION ENTITLED "BUSINESS - RISK FACTORS" COMMENCING ON PAGE 15.

THE COMPANY

     We are developing and commercializing proprietary products as surgical hemostatic sealant products. Hemostatic products are devices, such as sutures, and topical agents, such as sponges, used to stop bleeding. Our current commercial product, FLOSEAL(R) MATRIX HEMOSTATIC SEALANT "FLOSEAL", combines a gel derived from collagen with thrombin, a potent clotting agent, to control surgical bleeding.

     FloSeal received approval for marketing in the U.S. from the FDA on December 8, 1999 and we began selling FloSeal within 48 hours into the U.S. market, which we estimate to exceed $250 million. FloSeal is indicated, in the U.S. for all surgical specialties except neurosurgical, ophthalmic, and urological. To address the broad hemostatic sealant market for FloSeal, we have implemented a hybrid sales strategy. We are initially focused on three vital markets: cardiac, vascular, and spinal surgical markets. To address the cardio and vasuclar surgical specialty markets of cardiac and vascular surgeries in the U.S., we have built a direct sales force. To address the spinal and cranial surgical specialty markets, we entered into a world wide distribution agreement with Sulzer Spine-Tech in July 1999. And, to address the cardiac and vascular surgical specialty markets in Europe, we are selling through regional distributors.

     We believe the innovative physical structure of FLOSEAL provides certain performance advantages over existing surgical hemostatic products, such as fast and effective bleeding control even in challenging applications, quick and easy onsite preparation, excellent handling and total absorption by the body within six to eight weeks.

     In December 1998, we completed a 309 patient clinical trial. The primary endpoint of the clinical trial, which included cardiac, vascular and spinal surgery patients, was to show FloSeal stopped bleeding within 10 minutes of application at least as frequently as the Gelfoam plus thrombin control. The trial showed FloSeal stopped patients' bleeding within 10 minutes in 96 % of all patients treated with FloSeal, whereas Gelfoam plus thrombin stopped patients' bleeding within 10 minutes in 77 % of all patients in the control group. The trial also showed FloSeal stopped heavy cardiac bleeding within three minutes in 77% of patients, as compared to 0% for the control group where Gelfoam plus thrombin was used. Lastly, FloSeal stopped patients' bleeding at least two times more quickly than Gelfoam plus thrombin.

     We are also developing additional configurations of FLOSEAL as well as additional products designed to stop bleeding based upon our core proprietary technology. A configuration of FloSeal for use by ear, nose and throat (ENT) surgeons is in the final stages of development and we expect to commercialize the product in the U.S. in late 2000.

BACKGROUND

     Surgical wounds must be effectively closed and bleeding controlled to ensure the success of surgical procedures. Failure to close surgical wounds completely can result in serious or possibly life-threatening complications, including blood loss, tissue damage, infection and excessive scarring. A variety of hemostats have been developed to help surgeons control intraoperative bleeding, including devices such as sutures and staples, as well as topical hemostatic products, such as sponges, like Gelfoam(R), and commercial fibrin glues. Topical hemostatic products are a popular means of supplementing sutures and staples in applications where sutures and staples are not entirely effective in controlling bleeding.

SUTURES AND STAPLES

     Historically, sutures have been the most common type of product used for closing surgical wounds. Sutures mechanically bring together the tissue on either side of a wound to facilitate healing. In the 1960s, surgical stapling was introduced to reduce the time-consuming and cumbersome aspects of suturing. Surgical stapling involves drawing together tissue through the application of staples along the line of incision using a manually operated device. Industry sources estimate the annual worldwide market for sutures and staples is approximately $2.3 billion.

     Sutures and staples have a number of limitations. In particular, they do not have inherent sealing capabilities and thus sometime do not eliminate bleeding along suture lines, especially when connecting blood vessels. The physical structure of sutures and staples makes them often ineffective in stopping bleeding associated with fragile tissue and organ wounds because such sites often lack the structural integrity required to hold such devices in place. Similarly, sutures and staples, because of their size limitations and the mechanics of applying them to the site of a wound, are difficult or impossible to use in certain types of surgeries where access to the surgical site is limited, such as minimally invasive procedures.

TOPICAL HEMOSTATS

     Topical hemostats provide the surgeon with additional means for controlling bleeding in procedures in which sutures and staples are not entirely effective. Numerous materials have been used to achieve hemostasis in surgical procedures, including pads, like Avitene(R), sponges, like Gelfoam, used with and with out thrombin, and thrombin alone. While existing topical hemostats are a popular complement to sutures and staples, they have several limitations, including the following:

     o LIMITED EFFECTIVENESS - Topical hemostats do not work well on all types of bleeding. It is often the time and pressure that cause the bleeding to stop.

     o REBLEEDING MAY OCCUR AFTER APPLICATION - Since topical hemostats are usually in sponge or pad form, when a blood clot is formed, the clot becomes embedded in the topical hemostat. So, when the pad is removed, rebleeding often occurs.

     The limitations of current products have been particularly pronounced in procedures involving suture lines in blood vessels, such as in coronary artery bypass grafts, and in patients with compromised coagulation. Despite these limitations, topical hemostats have achieved significant sales to date. We estimate annual sales of topical hemostats, including Gelfoam plus thrombin, exceeded $120 million in 1999. The sales were almost entirely within the United States.

FIBRIN GLUES

     Fibrin glues and other types of surgical sealants and adhesives also have limitations.

     o LENGTHY AND COMPLEX PREPARATION- Some fibrin glue products require as much as 40 minutes to prepare. Others require medical procedures, like drawing a patient's blood hours before their surgery to extract components of their blood, utilizing specialized equipment, for use in the glue.

     o DIFFICULT TO USE - Most fibrin glues are liquids. Placing liquid on a very wet (bloody) surface causes the liquid glue to flow off the bleeding site. Surgeons are required to dry the site (stop the bleeding) prior to using the glue which is supposed to stop the bleeding.

     We estimate the annual U.S. sales of fibrin glue, approved by the FDA in May 1998, to have been $35 million in 1999. In 1999, international sales of fibrin glue, however, were approximately $300 million, of which we believe that over 60% were attributable to bleeding control.

THE BENEFITS OF FLOSEAL

     Our current commercial product, FLOSEAL, a proprietary gel derived from collagen combined with thrombin, is designed to complement sutures and staples and to overcome limitations of other existing products used to control bleeding, including topical hemostats, fibrin glues and other types of surgical sealants and adhesives. Our U.S. clinical trial demonstrated the effectiveness of FLOSEAL in stopping bleeding in cardiac, vascular and spinal surgeries. We believe FLOSEAL offers the following key performance advantages:

     o STOPS BLEEDING RAPIDLY AND EFFECTIVELY. FLOSEAL'S proprietary physical structure rapidly induces stable clot formation and seals the wound site, even in challenging surgical situations, including very wet tissue and heavily bleeding sites. For example, in cases of heavy bleeding experienced by some cardiac patients in our trial, FLOSEAL stopped bleeding within three minutes in 77% of patients treated.

     o STOPS VARIOUS TYPES OF BLEEDING. A subanalysis in our clinical trial demonstrated that FLOSEAL stopped all degrees of bleeding encountered, ranging from lighter "oozing" to heavier "flowing" and "spurting". We believe FLOSEAL is the first product to effectively control substantially all of these types of bleeding. For example, a secondary endpoint analysis in our clinical trial showed in cases of heavy bleeding experienced by some cardiac patients FLOSEAL stopped bleeding within three minutes in 77% of patients treated with FLOSEAL, as compared to 0% for those treated with Gelfoam plus thrombin. In addition, we believe FLOSEAL addresses bleeding associated with fragile tissues, diffuse organ bleeding and high pressure arterial bleeding, including bleeding in patients being treated with anti-coagulant drugs. Data from the clinical trial are included below under the subsection entitled "Fusion's Products."

     o EASY TO PREPARE. FLOSEAL can be prepared within two minutes and can be used for up to two hours after preparation. No special equipment is required during preparation, and all materials are contained in one simple package.

     o EASY TO USE. FLOSEAL is easy to apply using a standard disposable syringe and has a gel-like granular consistency which rapidly conforms to the application site. The surgeon can either remove any excess material without difficulty by gentle irrigation of the treated area or leave it to be absorbed by the body. Since only minimal training is necessary, we have seen both surgeons and nursing teams quickly learn how to use the product.

     o BROAD APPLICABILITY. In the U.S., FLOSEAL is indicated in most surgical procedures (other than in neurosurgical, ophthalmic, and urological) as an adjunct to hemostasis when control of bleeding by ligature or conventional procedures is ineffective or impractical. In non-U.S. locations, FLOSEAL is indicated in surgical procedures as an adjunct to hemostasis when control of bleeding by ligature or conventional procedures is ineffective or impractical.

     o BIOCOMPATIBLE AND SAFE. FLOSEAL is biocompatible and fully absorbed by the body within approximately six to eight weeks, consistent with the body's normal healing process. Since FLOSEAL does not have to be removed after application, rebleeding generally does not occur. The materials used in FLOSEAL, collagen and thrombin, are naturally occurring materials that have a safe history of use in humans.

SALES AND MARKETING

     FloSeal received approval for marketing in the U.S. from the FDA on December 8, 1999 and we began selling FloSeal within 48 hours into the U.S. market, which we estimate to be exceed $250 million.(see TARGET MARKET). This market is composed of all surgical specialties and represents the market targeted by FLOSEAL. In the U.S. FLOSEAL is indicated for all surgical
specialties  except  neurosurgical,   ophthalmic,  and  urological.  During  our
marketing research, we asked surgeons for the percent of their cases where bleeding control was an issue. We found fifty percent of the initially targeted market for FloSeal was composed of three surgical specialties: cardiac, vascular, and spinal. Thus, we decided to focus our marketing efforts on these three specialties.

     To address the three vital markets: cardiac, vascular, and spinal, we have implemented a hybrid sales strategy. To address the cardiac and vascular surgical specialties in the U.S., we have built a direct sales force. We identified the top fifteen geographic areas in the U.S. with the highest incidence of cardiac and vascular procedures. Beginning in the summer of 1999, we began hiring sales professionals in these top markets. Today, our direct sales force services fourteen of these areas.

     To address the spinal and cranial surgical specialty markets, we entered into a world wide distribution agreement with Sulzer Spine-Tech in July 1999. Sulzer Spine-Tech is a subsidiary of Sulzer Medica Ltd., a US$906 million company headquartered in Switzerland. Sulzer Spine-Tech has an established U.S. sales force of approximately 120 persons with relationships with most hospitals conducting spinal and nuerosurgical surgeries. The distribution agreement with Sulzer Spine-Tech grants the distribution rights to the product configuration of FLOSEAL, called Proceed(TM) Hemostatic Sealant (Proceed), for use in spinal and cranial surgeries in all world wide markets except for Japan and a few other small markets where we already had distributor relationships in place. The agreement extends through 2002 and contains provisions for both annual renewal and termination in the event of change in control.

     To address the cardiac and vascular surgical specialty markets in Europe, we are selling through regional distributors. FLOSEAL receive CE Mark clearance to allow marketing in Europe in April 1999. We have relationships with distributors in Switzerland, Germany, The Netherlands, Sweden, Austria, Italy, Spain, the United Kingdom, Belgium, Denmark, and Finland. The regional distributors maintain small inventories of FloSeal.

     We believe this hybrid sales and marketing strategy will enable us to quickly penetrate the three vital markets and rapidly grow sales volume over time.

TARGET MARKET

     Our domestic and international commercialization efforts are focusing initially on those surgeons who perform cardiac, vascular and spinal procedures, the specialties studied in the clinical trial. These first three markets comprise approximately 45% of the total initial market. There are approximately 500,000 cardiac surgeries, 400,000 vascular surgeries and 400,000 spinal surgeries performed annually in the United States. We believe FLOSEAL could be used in approximately 15% of cardiac surgeries, 50% of vascular surgeries and 60% of spinal surgeries. We believe the potential market for FLOSEAL outside of the United States with respect to each of those surgical specialties is roughly equal to the corresponding market within the United States. Finally, we believe FLOSEAL will be a useful hemostat for other types of surgery, including non-spinal orthopedic, trauma, gynecologic, plastic and other general surgery. Marketing FLOSEAL in the U.S. for use in neurosurgical, urologic and ophthalmic surgical specialities will require approvals by FDA, which cannot be guaranteed.

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

FLOSEAL

     FLOSEAL, our lead product, is designed to control bleeding in various types of surgery and has received a Premarket Approval from FDA on December 8, 1999. In April 1999, we received CE Mark Certification in Europe allowing sales and marketing activities to begin in most countries in Europe.

     CLINICAL DEVELOPMENT. In November 1998, we completed enrollment in a ten-center, randomized clinical trial of FLOSEAL involving 309 patients who underwent cardiac, vascular or spinal surgery. One hundred fifty-six patients were treated with FLOSEAL while 153 patients were treated with Gelfoam plus thrombin. At the time the study began, Gelfoam plus thrombin was seen as the standard of treatment The degree of intraoperative bleeding treated during the trial ranged from lighter "oozing" to heavier "flowing" and "spurting," with nearly one-third (32%) of the patients experiencing bleeding in the heavier, more difficult to control ranges.

     The primary endpoint of the trial was to show FLOSEAL, in the combined surgical procedures, stopped bleeding within 10 minutes of application at least as frequently as the Gelfoam plus thrombin control. FLOSEAL stopped bleeding within 10 minutes in 96% of the 156 patients treated with FLOSEAL, whereas Gelfoam plus thrombin stopped bleeding within ten minutes in 77% of the 153 patients in the control group. In addition, a subset analysis of patients treated demonstrated FLOSEAL stopped bleeding at least two times faster than Gelfoam plus thrombin. These results were consistent across all tested surgical specialties and bleeding classes, from simple oozing to active arterial spurting.

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

     In the trial, 89 patients underwent vascular surgery. FLOSEAL stopped bleeding within ten minutes in 93% of the 43 patients treated with FLOSEAL, versus 76% for the 46 control group patients. One hundred twenty-seven patients underwent spinal surgery. FLOSEAL stopped bleeding within ten minutes in 98% of the 65 patients treated with FLOSEAL, versus 90% for the 62 control group patients. Results for the clinical trial as a whole and each of the cardiac, vascular and spinal arms of the trial have been presented as abstracts at various medical conferences. The cardiac arm has been accepted for publication in the Annals of Thoracic Surgery. We anticipate additional publications in peer-reviewed medical journals in the future.

     The primary endpoint of the trial was achieved. In addition, subset analysis of secondary endpoints showed statistically significant and clinically meaningful benefit of FLOSEAL relative to Gelfoam plus thrombin. The following chart summarizes certain data with respect to the trial results:

SUMMARY CLINICAL TRIAL RESULTS


                                                    Hemostasis              Hemostasis
                                                within 10 minutes        within 3 minutes
                                              ---------------------     --------------------

                                                           GELFOAM                  GELFOAM
PATIENT CATEGORY                               FLOSEAL    +THROMBIN     FLOSEAL    +THROMBIN
----------------                               -------    ---------     -------    ---------

All patients                                      96%       77%            84%        47%

      All vascular                                93%       76%            79%        39%

      All spinal                                  98%       90%             *          *

      All cardiac patients                        94%       60%            69%        22%

         Cardiac: "Oozing"                        94%       66%            66%        29%

         Cardiac: "Flowing" or "Spurting"         92%       40%            77%        0%

*  Data not yet released and subject to publication in a peer reviewed medical journal.

FLOSEAL FOR ENT

     We are developing a configuration of FLOSEAL for use by ear, nose and throat (ENT) surgeons to control bleeding. This configuration is delivered through a standard disposable syringe with a sinus applicator tip, and consists of the same FLOSEAL tested in the clinical trial described above. At the close of sinus surgeries, conventional packing materials, such as gauze strips or plugs are often inserted into the nose and left in place for several days. Removal of these packing materials requires a return visit to the surgeon's office, is generally painful and often results in re-bleeding. FLOSEAL, however, is absorbed by the body and consequently does not require removal. We believe FLOSEAL will eliminate much of the discomfort, pain and cost associated with nasal packing.

     In 1998, we completed a three-center evaluation of 18 patients in Canada in which FLOSEAL controlled intra-operative bleeding during sinus surgery in 100% of 29 application sites. We intend to commercialize the ENT configuration of FLOSEAL in the second half of 2000.

     We expect our domestic and international commercialization efforts to focus on ENT surgeons. Industry sources estimate approximately 875,000 ENT surgeries are performed annually in the United States. ENT surgeries include sinus surgery, tonsillectomies and adenoidectomies. We estimate approximately 50% of these ENT procedures could benefit from the use of this configuration of FLOSEAL.

FEMORAL ARTERY CLOSURE DEVICE

     We are also developing a device to close femoral artery punctures following catheterization procedures. This device is an additional application of our FLOSEAL technology. The femoral artery closure device is designed to be used by interventionalists to seal arterial punctures of the femoral artery following vascular interventional procedures, such as balloon angioplasty or angiography. The device incorporates a proprietary catheter-based applicator to easily deliver to the site of the arterial puncture the same FLOSEAL tested in the clinical trial described above. Currently available suturing devices and collagen plugs can be costly, difficult to use and may require extensive doctor training prior to use. We are designing the femoral artery closure device to address these limitations.

     We have conducted preliminary pre-clinical studies examining the safety and effectiveness of the femoral artery closure device. We plan to begin a pilot clinical trial before the end 2000. This device is in early stages of development. To begin clinical trails and to market the device requires FDA approval, which cannot be guaranteed. Industry sources estimate approximately
3.3 million arterial puncture closure procedures, including therapeutic and diagnostic procedures, are performed annually in the United States in 1999.

FLOSEAL SPONGE

     The FLOSEAL sponge is a ready-to-use formulation of the FLOSEAL technology. While the current FLOSEAL product requires the FLOSEAL gelatin granules to be mixed with the FLOSEAL thrombin component prior to application, the FLOSEAL sponge would be packaged in a pre-mixed, dry formulation. A gelatin superstructure dissolves very quickly upon contact with a bleeding wound leaving active FLOSEAL at the bleeding site. In laboratory tests, the FLOSEAL sponge has been shown to stop bleeding as effectively as the current FLOSEAL product.

     The FLOSEAL sponge will be used in trauma, ambulance and battlefield applications where loss of blood often leads to patient death prior to receiving necessary medical attention. Discussion with FDA regarding specific regulatory requirements are planned to take place in the first half of 2000.

     The statements we have made above regarding the anticipated commercialization of products in our pipeline are forward looking. We are not permitted to commercialize any of the above products unless and until we receive necessary regulatory approvals.

RESEARCH AND DEVELOPMENT

     Our research and development activities are focused on enhancing and expanding the applications of the FLOSEAL technology platform. We have established an active dialogue with surgeons to ascertain the most desirable additional applications and enhancements for the FLOSEAL technology.

MANUFACTURING

     Our manufacturing operations are located in our 13,200 square foot headquarters in Mountain View, California. We have maximized our manufacturing capacity within this facility. We believe our current manufacturing capacity will be sufficient through the end of 2000. In January 2000, we began improvements on
an  additional   72,500  square  foot  facility in  Fremont,   California.   The
Fremont facility will become our corporate headquarters. We believe the additional capacity of the Fremont facility should be sufficient through 2004. In conjunction with the new facility, we anticipate spending a total of approximately $2.2 million for the purchase of production equipment, leasehold improvements and office furnishings and equipment. We are exploring proposals for capital lease financing to support this expansion.

     Our manufacturing facilities are subject to the FDA's Quality System Regulation, international quality standards and other regulatory requirements. Difficulties we encounter in manufacturing scale-up or our failure to implement and maintain our facilities in accordance with quality standards or other regulatory requirements could lead to a delay or termination of production, which would materially and adversely affect our business. We have received a manufacturing license from the California Department of Health Services. However, we have no experience manufacturing our products in the volumes necessary to achieve significant commercial sales, and there can be no assurance that such manufacturing can be achieved at a commercially reasonable cost. If we encounter any manufacturing difficulties involving capacity constraints, production yields, quality control and assurance, supplies of components or shortages of qualified personnel our business could be materially and adversely affected. There can be no assurance that we will be able to manufacture sufficient quantities of products to meet supply requirements for commercialization and continued clinical trials in the United States and abroad.

     Fusion acquires raw materials and product components from suppliers, processes the raw materials internally to the appropriate form and composition, packages kits, arranges for sterilization by a third party and then packages the products for shipment. We acquire some raw materials and components, such as bovine hides and thrombin, all of which are essential components of FLOSEAL, and sterilization services from single suppliers. Generally, we believe there are additional and alternative suppliers of equivalent materials available and we could supplement and substitute suppliers with minimal business and regulatory consequences. However, there can be no assurance that such supplies will be available or such substitutions could be made in a timely manner, on commercially reasonable terms, if at all. In the event any of our current single source suppliers become unable to meet our needs or we lose them as a supply source for some other reason, our business could be disrupted and materially and adversely affected.

COMPETITION

     The market for topical hemostats is highly competitive. A wide variety of existing products and products under development may compete directly with FLOSEAL and our other products under development. Many existing and potential competitors have greater name recognition, broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing research and development staffs and facilities. Broad product lines may give competitors the ability to negotiate exclusive, long-term supply contracts and, as a result, the ability to offer comprehensive pricing for their products. With a broader product line, competitors may also have a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that increasingly seek to reduce costs through centralized purchasing. There can be no assurance we will be able to successfully compete against competitors or potential competitors. In addition, we cannot be certain current competitors or other companies will not succeed in developing technologies and products more effective or that would render our technology or products obsolete or unable to compete.

PATENTS AND PROPRIETARY RIGHTS

     Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. We have two issued patents and four pending U.S. patent applications relating to FLOSEAL. We also have ten issued U.S. patents and three pending U.S. patent applications relating to other products under development and other technologies invented by our research department. We also have filed two corresponding patent applications with the European Patent and Trademark Commission and may file additional patent applications outside the United States at a later date. In addition, we have in-licensed technology that we believe strengthens our patent portfolio.

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

GOVERNMENT REGULATION

         UNITED STATES

     FLOSEAL, our proposed products and research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations, govern, among other things, the following activities:

        o   Product development,
        o   Product testing,
        o   Product labeling,
        o   Product storage,
        o   Premarket clearance or approval,
        o   Advertising and promotion, and
        o   Product sales and distribution.

     Product development and approval can take a number of years and can be expensive and uncertain.

     In the United States, medical devices are classified on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls. These controls include labeling, premarket notification and adherence to the FDA's Quality
System Regulation. Class II devices are subject to general and special controls. Special controls include performance standards, postmarket surveillance, patient registries, and FDA guidelines. Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness.

     Premarket notification clearance must be obtained for class I and II devices and class III devices when the FDA has not called for premarket approval. A premarket approval application is required for most class III devices. A premarket approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device. The application typically includes:

        o Results of bench and laboratory tests, animal studies, and clinical studies
        o   A complete description of the device and its components,
        o A detailed description of the methods, facilities and controls used to manufacture the device, and
        o   Proposed labeling, advertising literature.

     The approval process can be expensive, uncertain and lengthy. A number of devices for which FDA approval has been sought by other companies have never been approved f or marketing.

     FDA REVIEW PROCESS. When the FDA receives a premarket approval application, it will determine whether the application is complete enough for review. If the application is complete, the application is filed and the FDA begins an in-depth review. Currently, FDA review time is approximately 12 months, but timing is uncertain and the process may take significantly longer. The review time is often extended by the FDA asking for more information or clarification of information already provided in the submission. An advisory committee may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA gives substantial weight to the recommendation but is not bound by it. Before the approval, FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable Quality System requirements. The FDA conducted a preapproval inspection, which we passed, of our facilities in Mountain View during the fourth quarter of 1999.

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

     CLINICAL STUDIES. If clinical trials involve a "significant risk," the sponser of the trail must file an Investigational Device Exemption (IDE) application prior to commencing the study. The FDA must approve the clinical trial before the study may commence. If the device presents a "non-significant risk" to the patient, the clinical trial may commence without FDA approval. Institutional Review Board (IRB) approval must be obtained for all studies.
Submission of an IDE application does not give assurance that the FDA will approve the application. If the application is approved, there can be no assurance that FDA will determine that data derived from the studies will support the safety and efficacy of the device. An IDE supplement must be approved by the FDA before a sponsor or investigator may make a significant change to the investigational plan.

     The FDA determined FLOSEAL would be regulated as a class III medical device. A premarket approval was obtained from FDA for FLOSEAL on December 8, 1999. Thus, FLOSEAL can be marketed in the United States. Additional IDEs, PMAs or PMA supplements may be required for other applications of FLOSEAL, e.g. the configuration of FLOSEAL for ENT, the femoral artery closure device and the FLOSEAL sponge. There can be no assurance a supplemental PMA application will be accepted for our additional products. In the event we are unable to file a PMA supplement for our additional products, we will be required to file PMA applications.

     MANUFACTURING. Manufacture and distribution of FLOSEAL will be subject to continuing regulation by the FDA. We will also be subject to routine inspections by the FDA to determine compliance with the following:

        o   Quality System requirements,
        o   Medical Device Reporting regulations, and
        o FDA's restrictions on promoting products for unapproved or "off-label" uses.

     INTERNATIONAL

     To market products in Europe and other foreign countries, we must obtain similar regulatory approvals. Regulations vary significantly from country to country. The time required to obtain approval to market products may be longer or shorter than that required in the United States. Fusion obtained CE mark certification to market FLOSEAL in member countries of the European Union. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with the applicable European Medical Device Directives. In February 1997, we received ISO 9001 and EN 46001 qualification of our processes, which is one of the principal steps in the CE mark approval process. There can be no assurance we will be successful in completing the CE mark certification process or obtaining CE mark certification in a timely manner for our additional FLOSEAL products.

EMPLOYEES

     As of December 31, 1999, we had 61 employees, thirteen of whom were engaged in research and development, six in regulatory affairs and quality assurance, twenty-two in operations, two in marketing, eleven in sales and seven in finance and administration. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to our executive officers as of December 31, 1999:


Name                          Age         Position
--------------------------    ---     ------------------------------------------
Philip M. Sawyer               35     President, Chief Executive Officer, and
                                        Director
Debera M. Brown                47     Vice President, Regulatory Affairs and
                                        Quality Assurance
Christopher S. Dauer           36     Vice President, Marketing, North America
Dan S. Ellis                   48     Vice President, Sales
Scott Huie                     41     Vice President, Operations
Cary J. Reich, Ph.D.           51     Vice President, Research
Joseph F. Rondinone, Ph.D.     52     Vice President, Development
Larry J. Strauss               47     Vice President, Finance and Chief
                                        Financial Officer

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

     MR. DAUER joined the Company in August 1996 as Director, U.S. Marketing and has been instrumental in product and marketing strategies from product development to the commercialization of FloSeal. In March 2000, Mr. Dauer was promoted to Vice President, Marketing, North America and will have primary responsibilities for U.S. marketing strategy and coordination for PROCEED and development of spinal and cranial markets. Prior to 1996, Mr. Dauer held various positions in finance, marketing and international sales with Guidant Corporation's Vascular Invention division, including managing the European launch of the Multi-Link(R) stent. Mr. Dauer holds a B.A. degree, magna cum laude, in Economics and History from Brown University and earned an M.B.A. from Stanford University.

     MR. ELLIS rejoined the Company in June 1999 as Vice President, Sales. From January 1998 to June 1999, Mr. Ellis served as Vice President Sales & Marketing at Cardiac Pathways. Prior to Cardiac Pathways, Mr. Ellis was Director of North American Sales with Fusion. From 1987 to 1996, Mr. Ellis held senior sales and marketing positions with Guidant Corporation and Advanced Cardiovascular Systems Inc, successfully launching multiple products and building sales and distribution channels. Mr. Ellis holds a B.S of Business Administration from Oregon State University.

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

     DR. REICH joined the Company in May 1995 as Vice President, Research and Development. Dr. Reich's current position is Vice President, Research. >From June 1987 to May 1995, Dr. Reich held various positions at Chiron Vision, a manufacturer of devices and pharmaceuticals to correct, improve and restore vision. His most recent position at Chiron Vision, which he held from April 1993 to May 1995, was Vice President, Research and Development. As Vice President, Research and Development, Dr. Reich was responsible for global research and development efforts in the field of ophthalmic medical devices. Dr. Reich holds a B.S. in Chemistry from Harvey Mudd College and a Ph.D. in Physical Organic Chemistry from Stanford University.

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

     MR. STRAUSS joined the company in June 1999 as Vice President, Finance and Chief Financial Officer. From February 1996 to May 1999, Mr. Strauss held various positions at CardioGenesis Corporation, currently a subsidiary of Eclipse Surgical Technologies, Inc, a manufacturer of proprietary systems to treat patients suffering from angina. At CardioGensis, he served as Corporate Controller and most recently as Vice President, Operations. From 1991 through 1995, Mr. Strauss was Director of Finance and Administration at Telik, Inc., a biotechnology drug discovery company. Mr. Strauss received a B.S. in Mathematics graduating cum laude from Claremont Men's College and earned an M.S. degree in Industrial Engineering and Operations Research from University of California, Berkeley.

RISK FACTORS

     THE FOLLOWING FACTORS REPRESENT SOME OF OUR CHALLENGES WHICH CREATE RISK AND UNCERTAINTY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. THIS FORM 10-K ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.

     WE DID NOT GENERATE ANY REVENUES IN 1998 AND ONLY MODEST REVENUES IN 1999. WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES TO CONTINUE IN THE FUTURE.

     We did not generate any revenues in 1998 and generated only $254,000 in revenues in 1999. We have a history of losses and we expect losses to continue in the future. We have not achieved, nor do we expect to achieve, profitability before 2001. We incurred net losses of $8.3 million, $7.7 million and $9.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, we had an accumulated deficit of $37.6 million. We have not had significant revenues in any period since our inception. We expect to increase our operating expenses in the near future, including sales and marketing, manufacturing and research and development expenses, as we approach U.S. commercialization of FLOSEAL and continue development of our other products. As a result, we will need to generate significant revenues to achieve and maintain profitability. The amount of future net losses and the time required to achieve profitability are highly uncertain. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.


IF WE DO NOT SUCCESSFULLY COMMERCIALIZE FLOSEAL, OUR BUSINESS WILL SUFFER.

     We are dependent upon the success of our lead product, FLOSEAL. We received the necessary regulatory approval for the commercial sale of FLOSEAL in the United States on December 8, 1999. We received the European CE mark on April 20, 1999 and have begun to export FLOSEAL to Europe. Our success after regulatory approval, if any, will depend on the medical community's acceptance of FLOSEAl and our ability to successfully scale up commercial manufacturing and develop an effective sales, marketing and distribution capability. We cannot predict how quickly, if at all, the medical community will accept FLOSEAL, or if accepted, the extent of its use. A surgeon's use of FLOSEAL will require the surgeon to change from his or her usage of more familiar currently available products. For FLOSEAL to achieve market acceptance, it will have to be priced competitively and offer clinically significant advantages over other commercially available products. Even if the market generally accepts FLOSEAL, surgeons may choose to use it in fewer procedures than projected. If FLOSEAL does not achieve significant market adoption, our business will be materially and adversely affected.

     SIGNIFICANT INCREASES IN OPERATING EXPENSES IN THE FUTURE MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     We plan to significantly increase our operating expenses to expand our sales and marketing operations and broaden our customer support capabilities as we continue commercial introduction of FLOSEAL and fund greater levels of product development. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If revenues fall below our expectations, we will not be able to quickly reduce our spending in response, which would materially adversely affect our operating results and financial condition.

OUR LIMITED  OPERATING   HISTORY  AND LACK  OF EXPERIENCE  IN  MANUFACTURING AND
MARKETING  FLOSEAL  MAY  RESULT IN  SIGNIFICANT  FLUCTUATIONS  OF OUR  FINANCIAL
RESULTS.

     Our limited operating history, dependence upon FLOSEAL to provide future revenue and our lack of experience in manufacturing and marketing FLOSEAL in commercial quantities may likely cause our operating results to fluctuate dramatically. As a result of these fluctuations and uncertainties in our operating results, we believe quarter-to-quarter or annual comparisons of our operating results are not a good indication of our future performance. In addition at some point in the future, these fluctuations may likely cause us to perform below the expectations of public market analysts and investors. If our results were to fall below market expectations, the price of our common stock would likely fall. Our limited operating results have varied widely in the past, and we expect they will continue to vary significantly from quarter-to-quarter as we attempt to commercially produce and establish our products in the market.

WE MAY NEED TO RAISE ADDITIONAL MONEY BEFORE WE EXPECT TO ACHIEVE PROFITABILITY. IF WE FAIL TO RAISE ANY SUCH NEEDED ADDITIONAL MONEY, OUR BUSINESS WILL SUFFER.

We received net proceeds of approximately $15.8 Million in 1999 from the public and private offering of common stock. Our current cash and cash equivalents and available for sale securities should be sufficient to fund our planned operations into 2001. We may need to raise additional funds in order to be successful. Future financing strategies may include, but are not limited to:

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

ADDITIONAL FUNDING MAY NOT BE AVAILABLE TO US OR, IF AVAILABLE, MAY NOT BE AVAILABLE ON COMMERCIALLY REASONABLE TERMS.

     If we need to raise additional money to fund our operations, we cannot be certain that funding from any source will be available to us on acceptable terms, or at all. The amount and the timing of raising additional funds will depend primarily upon our ability to generate revenues from the sale of FLOSEAL. Our inability to obtain any needed additional funding on reasonable terms will materially and adversely affect our business.

WE  MAY  HAVE  TO  INCUR  SIGNIFICANT  COSTS  IN  MAINTAINING   COMPLIANCE  WITH
REGULATIONS GOVERNING OUR MANUFACTURING OPERATIONS.

     We are also required to maintain compliance with the good manufacturing practice requirements for medical devices incorporated into the FDA's Quality System Regulation ("QSR") following approval of FLOSEAL The QSR is similar to good manufacturing practices and relate to product testing and quality assurance, as well as the maintenance of records and documentation. The FDA enforces the QSR through periodic post-approval inspections. We can provide no assurance we will be able to maintain compliance on an ongoing basis. If we or any third party manufacturer of our products does not conform to the QSR and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process. Those manufacturers must be approved by the FDA before they can commercially manufacture our products. We may have to incur significant costs to comply with such laws and regulations and our failure to comply with them could lead to penalties that could have a material and adverse affect on our business.

INTERNATIONAL  SALE  OF  OUR  PRODUCTS  WILL  ALSO   BE   SUBJECT  TO  EXTENSIVE
REGULATION.

     Marketing of FLOSEAL in jurisdictions outside of the U.S. requires compliance with additional local regulations. We cannot guarantee we will be able to comply with such local regulations and thus cannot guarantee that we will be allowed to sell FLOSEAL to any or all of these markets.

IF WE FAIL TO MAINTAIN REGULATORY APPROVALS AFTER FLOSEAL IS COMMERCIALIZED, OUR BUSINESS WILL SUFFER.

     Following regulatory approval of FLOSEAL, we continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

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

OUR ABILITY TO ACHIEVE ANY SIGNIFICANT REVENUE WILL DEPEND ON OUR ABILITY TO ESTABLISH EFFECTIVE SALES, MARKETING AND DISTRIBUTION CAPABILITIES.

     If we fail to establish a sufficient marketing and distribution or direct sales force to commercialize FLOSEAL or any of our other products, our ability to enter new or existing markets will be impaired. Our inability to effectively enter these markets would materially and adversely affect our business. The alternatives for selling our products are:

     o   our own direct sales force,

     o   distribution agreements,

     o   collaborative arrangements with corporate strategic partners.

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

WE MAY BE UNABLE TO EFFECTIVELY COMMERCIALIZE FLOSEAL BECAUSE THE MARKET FOR SURGICAL BLEEDING CONTROL PRODUCTS IS HIGHLY COMPETITIVE.

     The market for products that control surgical bleeding is highly competitive. A wide variety of approved products such as Gelfoam plus thrombin and fibrin glues, exist today and will compete directly with FLOSEAL. Many competitive products are produced by companies that have competitive advantages over us, such as:

     o   greater name recognition,

     o   broader product lines,

     o   greater distribution capabilities,

     o   substantially greater capital resources, and

     o   larger marketing, research and development staffs and facilities.

     Such competitors include Pharmacia & Upjohn AB, Baxter Healthcare Corporation and Johnson & Johnson. We cannot be certain FLOSEAL or our other products will be able to successfully compete against these products and companies, or any other companies which may enter the marketplace. In addition, we cannot be certain that current competitors or other companies will not succeed in developing technologies and other products that are more effective or that would render our technology or products obsolete or unable to compete.

WE HAVE TWO ISSUED PATENTS AND FOUR PENDING PATENT APPLICATIONS RELATED TO THE FLOSEAL TECHNOLOGY. OUR FAILURE TO OBTAIN ADDITIONAL ISSUED PATENTS AND, CONSEQUENTLY, TO PROTECT OUR PROPRIETARY TECHNOLOGY, COULD IMPAIR OUR COMPETITIVE POSITION.

     We regard elements of FLOSEAL as proprietary and we attempt to protect them through patent and trade secret laws and restrictions, as well as licenses and contractual confidentiality provisions. Any steps we take to protect our intellectual property may be inadequate and expensive. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. We have two issued U.S. patents and four pending U.S. patent applications relating to FLOSEAL. We also have ten issued U.S. patents and three pending U.S. patent applications relating to other products under development and other technologies invented by our research department. We also have two corresponding international patent applications filed under the Patent Cooperation Treaty and may file additional patent applications outside the United States at a later date. Obtaining foreign patents may be more difficult than obtaining U.S. patents because of differences in patent laws. Protection provided by foreign patents, if obtained, and any other foreign intellectual property protection may be weaker than provided domestically. Any existing or new patent applications, domestic or international, may not result in:

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

IF WE DO NOT OBTAIN FDA APPROVAL, WE CANNOT SELL ADDITIONAL CONFIGURATIONS OF FLOSEAL IN THE UNITED STATES, WHICH WOULD SIGNIFICANTLY HARM OUR BUSINESS.

     FLOSEAL is regulated through the Center for Devices and Radiological Health, a division of the FDA, and, as such will be subject to extensive regulation in the United States. Before we can market additional configurations of FLOSEAL or any of our other products under development in the United States, we must show in clinical trials our products are safe and effective, and obtain approval from the FDA, which cannot be guaranteed.

     We may be required to obtain premarket approval from the FDA for additional configurations of FLOSEAL before they may be marketed. The FDA may also limit the commercial claims and uses of any of our future products.

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

WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO MANUFACTURE FLOSEAL IN HIGH VOLUMES AT COMMERCIALLY REASONABLE COSTS.

     We have produced FLOSEAL for use in Europe and our clinical trials. However, we have limited experience manufacturing FLOSEAL or any of our other products under development in the amounts necessary to achieve significant commercial sales. We have expanded our manufacturing capacity, but we cannot be certain we will be capable of reliable, high-volume manufacturing at commercially reasonable costs. We could encounter problems related to:

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



YEAR 2000 COMPLIANCE

     To date, all internal financial systems, network and telecommunications equipment have operated without any known impact or disruption related to Year 2000. Prior to December 31, 1999, these systems were verified or upgraded to be Year 2000 compliant or determined to have no material Year 2000 risk.

     To date, we have not encountered any disruption of service or supply provided to us by third parties which could be attributable to Year 2000.



OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. We used words such as "believes," "intends," "expects,"
"anticipates," "plans," and similar expressions identify forward-looking statements. This Form 10-K also contains third party estimates regarding the size and growth of the cardiovascular, spinal and vascular surgery markets, as well as the size of the suture and staples market and topical hemostat market and other marketing estimates. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for the reasons described above and elsewhere in this Form 10-K.


ITEM 2.  PROPERTIES

     Our headquarters are located in a 13,200 square foot facility in Mountain View, California. The lease for this facility extends through December 31, 2001. In mid-1999, we signed a short term rental agreement for approximately 700 square feet of temporary office facilities which is expected to be continued through the first quarter 2000. In November 1999, we entered into a lease for a new headquarters and manufacturing facility of approximately 72,500 square feet in Fremont, California. The lease for the Fremont facility began January 1, 2000 and extends through December 31, 2006.


ITEM 3.  LEGAL PROCEEDINGS

     We are currently not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     Part II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     Our common stock is quoted on the Nasdaq National Market under the symbol "FSON." The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock, as reported on the Nasdaq National Market for the periods stipulated.


                                           HIGH                 LOW
                                           ----                 ---
              1998
              First Quarter              $ 5.063              $ 3.000
              Second Quarter               5.000                3.375
              Third Quarter                4.125                2.250
              Fourth Quarter               8.938                2.000

              1999
              First Quarter                7.750                5.125
              Second Quarter               7.938                5.125
              Third Quarter               13.500                7.547
              Fourth Quarter              14.500                9.500

              2000
              First Quarter (through
              March 22, 2000)             18.000               11.875


     As of March 22, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $17.125 per share and, on March 22, 2000, there were 110 stockholders of record.

     On November 17, 1999, the Company closed a private placement financing of 872,000 shares of common stock at $9.50 per share. Net proceeds, after commissions and fees along with other costs associated with the offering, totaled $7,616,000. The shares were registered under a Form S-3 on November 17, 1999. Stephens Inc. acted as placement agent. All purchasers were "accredited investors" within the meaning of Rule 501 of Regulation D, as presently in effect.

   ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1999, 1998, and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 have been derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1995 and the balance sheet data as of December 31, 1996 and 1995 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                      ----------------------------------------------------------------
                                                                          YEAR ENDED DECEMBER 31
                                                      ----------------------------------------------------------------
                                                       1999          1998          1997         1996         1995
                                                       ----          ----          ----         ----         ----
STATEMENTS OF OPERATIONS DATA:                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Net Sales......................................  $    254      $    --        $    153      $    31      $    --
  Cost of sales and manufacturing start-up cost..       731           --             968          196           --
                                                   --------      --------       --------      -------      --------
     Gross Loss..................................      (477)          --            (815)        (165)          --
                                                   --------      --------       --------      -------      --------
  Operating Expenses:
     Research and development....................     5,095         6,145          5,647        4,693         2,650
     Sales and marketing.........................     1,441           614          2,421        1,582           142
     General and administrative..................     1,802         1,474          2,004        1,426           841
                                                   --------      --------       --------      -------      --------
       Total operating expenses..................     8,338         8,233         10,072        7,701         3,633
                                                   --------      --------       --------      -------      --------
     Loss from operations........................    (8,815)       (8,233)       (10,887)      (7,866)       (3,633)
  Interest income, net...........................       487           542            984          910           351
  Other income (expense), net....................         3             4            (49)           -             1
                                                   --------      --------       --------      -------      --------
  Net loss.......................................  $ (8,325)     $ (7,687)      $ (9,952)     $(6,956)     $ (3,281)
                                                   ========      ========       ========      =======      ========
  Basic and diluted net loss per share...........  $  (0.96)     $  (1.08)      $  (1.41)     $ (1.52)     $  (2.31)
                                                   ========      ========       ========      =======      ========
  Shares used in computing basic and diluted net
     loss per share..............................     8,707         7,145          7,070        4,563         1,423
                                                   ========      ========       ========      =======      ========


BALANCE SHEET DATA:
  Cash, cash equivalents and available for sale
     securities (including long term position)...  $ 14,066      $  7,164       $ 14,459      $ 23,485    $   5,918
  Working capital................................    11,550         6,242         11,850        21,072        5,314
  Total assets...................................    16,216         8,088         15,540        25,063        6,629
  Long term debt, including current portion......       204           321             43           189          322
  Accumulated deficit............................   (37,557)      (29,232)       (21,545)      (11,593)      (4,637)
  Total stockholders' equity.....................    14,786         6,827         14,224        23,742        5,768

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "BUSINESS - RISK FACTORS" COMMENCING ON PAGE 15 AND ELSEWHERE IN THIS FORM 10-K.

Overview

     We are commercializing and developing proprietary collagen gel-based products for use in controlling bleeding in a variety of surgeries. Our lead product, FLOSEAL Matrix Hemostatic Sealant ("FLOSEAL") was approved on December 8, 1999 by FDA for marketing in the U.S. FLOSEAL combines a gel derived from collagen with thrombin, a potent clotting agent, to control surgical bleeding. We have designed FLOSEAL to complement sutures and staples and to overcome limitations of existing products used to control bleeding, including topical hemostats, fibrin glues and other types of surgical sealants and adhesives.In April 1999, we received the CE mark which will allow us to commercialize FloSeal in the European Union.

     In November 1998, we completed enrollment in a 309-patient U.S. pivotal clinical trial for FLOSEAL in patients undergoing cardiac, vascular and spinal surgery. The pivotal trial was designed primarily to test whether FLOSEAL stopped bleeding within ten minutes at least as frequently as the Gelfoam plus thrombin control. Gelfoam plus thrombin is a product widely used to control surgical bleeding. We anticipate FLOSEAL competing against Gelfoam plus thrombin. The trial showed that FLOSEAL stopped patients' bleeding within ten minutes in 96% of all patients treated with FLOSEAL, whereas Gelfoam plus thrombin stopped patients' bleeding within ten minutes in 77% of all patients in the control group. The trial also showed that FLOSEAL stopped patients' bleeding at least two times more quickly than Gelfoam plus thrombin.

     We have reported revenues of $254,000 in total sales of FLOSEAL for the second, third and fourth quarters of 1999. Revenues are projected to increase. We also anticipate, however, incurring increased expenses relating to FLOSEAL sales and marketing, research and development, manufacturing and general and administrative expenses. We have not achieved, nor do we expect to achieve, profitability before 2001.

     We are also developing additional bleeding control products based upon the core technology underlying FLOSEAL. These products include a configuration of FLOSEAL for use in ear, nose and throat (ENT) surgeries, a femoral artery puncture sealing device for use following vascular interventional procedures and the FLOSEAL sponge, a dry, sponge-like formulation of FLOSEAL requiring no mixing, for use in trauma, ambulance and battlefield applications. We expect to begin commercial shipments with our ENT configuration of FLOSEAL by the end of 2000. We expect to begin clinical trials for the femoral artery closure device before the end of 2000. Future products require approvals by FDA and other regulators, which cannot be guaranteed.

     We have been expanding our manufacturing capacity in order to be able to meet the anticipated product supply requirements for commercial sale of FLOSEAL. In November 1999, we entered into a lease for a 72,500 square feet building in Fremont, California. In conjunction with this new facility, we anticipate spending a total of approximately $2.2 million for the purchase of equipment for production and research & development, office furnishings and equipment and leasehold improvements.

     As of December 31, 1999, we had an accumulated deficit of approximately $37.6 million.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998 AND 1997


     REVENUES. We recorded revenues of $254,000, none and $153,000 for the years ended December 31, 1999, 1998 and 1997, respectively. We commenced selling FLOSEAL in 1999 and stopped selling RapiSeal in 1997.

     GROSS LOSS. We had a gross loss of $477,000, none and $815,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In 1999, the increase in the gross loss is the result of the expenses associated with the cost of FLOSEAL plus start-up manufacturing costs. In 1998, the decrease in the gross loss a result of discontinuing the sale of RAPISEAL products.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $5,095,000, $6,145,000 and $5,647,000 for the years ended December 31, 1999,
1998 and 1997, respectively. The decrease in 1999 of $1,050,000 was due primarily to the conclusion of the clinical trail and development expenses related to FLOSEAL. The increase of $498,000 in 1998 was due to the clinical trail and increased development expenses related to FLOSEAL. We believe significant investment in research and development is essential to our future success and we expect research and development expenses will increase in future periods.

     SALES AND MARKETING. Sales and marketing expenses were $1,441,000, $614,000 and $2,421,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The increase of $827,000 in 1999 is the result of sales and marketing efforts to establish FLOSEAL in Europe and efforts to build a direct sales force in the US in late 1999. The decrease of $1,807,000 in 1998 resulted from the cessation of our sales and marketing efforts related to RapiSeal. We anticipate that sales and marketing expenditures will increase in future periods in connection with the commercial launch of FLOSEAL.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,802,000, $1,474,000 and $2,004,000 for the years ended December 31, 1999,
1998 and 1997, respectively. The increase of $328,000 in 1999 is the result of hiring an experienced team to support the drive to attract new capital and make preparations for the commercialization of FLOSEAL and support our growth. The decrease of $530,000 in 1998 resulted from reduction of staff and consolidation of facilities following discontinuation of the RapiSeal business. We believe general and administrative expenses will increase in future periods.

     INTEREST INCOME AND EXPENSE, NET. Net interest and other income and expense was $490,000, $546,000 and $935,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease of $56,000 in 1999 is the result of shift in mix of investments, decreasing long term investments in favor of short-term investments and decreases in interest rates partially offset by increases in cash, cash equivalents and available-for-sale securities resulting from the April 1999 follow-on public offering and November 1999 private placement financing. The decrease of $389,000 in 1998 resulted from decreased cash, cash equivalents and available-for-sale securities.

     EXIT CHARGES. During the fourth quarter of 1997, we made a decision to discontinue sales of our RapiSeal patch. We incurred exit charges of $559,000, which consisted of the following components:




DESCRIPTION                                     AMOUNT      CLASSIFICATION ON STATEMENT OF OPERATIONS
-----------------------------------            --------     -----------------------------------------
Equipment.................................... $ 115,000     Cost of Sales
Personnel severance..........................   125,000     Sales and marketing, general
                                                            and administrative and research
                                                            and development
Inventory and purchase commitments...........   210,000     Cost of sales
Accounts receivable and potential returns....    25,000     Sales
Patents......................................    84,000     Research and development
                                               --------
Total........................................ $ 559,000
                                               ========


     During 1998, we negotiated a lower exit charge from one of our supply agreements, which resulted in a change to our reserve estimate by $50,000. Our anticipated timing until the reserve is completely depleted is the fourth quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     From inception to December 31, 1999, we incurred net losses resulting in an accumulated deficit of $37,557,000. We have financed our operations primarily through private sales of equity securities and an initial public offering of common stock in June 1996 together aggregating net proceeds of $24,419,000. In April 1999 and November 1999, we concluded a follow-on public offering and a private placement financing, respectively, that together aggregated net proceeds of $15,761,000.

     Cash, cash equivalents and available-for-sale securities (including long term position) totaled $14,066,000, $7,164,000 and $14,459,000 as of December 31, 1999, 1998 and 1997, respectively. The increase of $6,902,000 from 1998 to 1999 was due to the follow-on offering in April and private placement in November 1999 offset by net losses. The decrease from 1997 to 1998 was primarily due to net losses.

     Cash flows used in operating activities were $8,290,000, $7,468,000 and $8,644,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These cash outflows resulted primarily from funding our net losses. In 1999, we also made an investment in inventory of $582,000, increased other assets by $147,000 and accounts receivable by $145,000. In addition, capital expenditures for property and equipment of $735,000, $245,000 and $415,000 for the years ended December 31, 1999, 1998 and 1997, respectively, contributed to the cash outflows.

     In December 1997, we signed an agreement for a bank loan facility to finance existing equipment up to a total of $1,000,000, and new equipment purchases for up to a total facility limit of $2,500,000. The facility is secured by the equipment financed. The loan balance is subject to a floating interest rate equal to the bank's prime rate plus 1.5%. As of December 31, 1999, we had drawn down $204,000 on the existing equipment portion of the loan facility and had no draw down on the new equipment portion of the loan facility. Available credit under this facility, as amended, expired in February 1998. In connection with this loan facility, we issued a warrant to purchase 4,500 shares of common stock at an exercise price of $4.00 per share. This warrant expires in December 2002.

     Our future capital requirements will depend on numerous factors, including rate of acceptance of FloSeal in the market as evidenced by achieving revenues, our ability to scale up manufacturing activities, and the nature, timing and success of other products under development. We expect to commit substantial capital resources to the development of commercial-scale manufacturing for FloSeal. In November 1999, we entered into a lease for a 72,500 square foot building in Fremont, California. We expect to commit approximately $2.2 million for manufacturing equipment, research and development equipment, office furnishings and equipment and leasehold improvements. We are seeking to secure an equipment lease line to finance most of the expenditures for equipment. The associated working capital requirements for manufacturing and commercial launch of a new product are also expected to be substantial. We expect to incur substantial expenditures to develop our direct sales and marketing force. The timing and amount of capital requirements cannot be accurately predicted.


     When we need to raise additional money to fund our operations, we cannot be certain that funding from any source will be available to us on acceptable terms, or at all. In November 1999, we said a follow-on offering may take place around mid year 2000. The amount and the timing of raising additional funds will depend primarily upon our ability to generate revenues from the sale of FLOSEAL. Our inability to obtain additional funding on reasonable terms will materially and adversely affect our business.

     At December 31, 1999, we had approximately $24,419,000 in federal and $27,213,000 in state net operating loss carry forwards which expire in the years 2001 through 2019, respectively. Utilization of federal income tax net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. These annual limitations may result in expirations of net operating losses and research and development credits before they can be fully utilized.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. To date, we have not engaged in derivative and hedging activities. We will adopt SFAS No. 133 as required for our first quarterly filing of 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use derivative financial instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments with an original maturity to us of generally less than one year. We have primarily entered into debt obligations for capital expenditures. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our variable rate bank borrowings, available-for-sale securities and cash and cash equivalents.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations:

                                                                                  FISCAL YEAR
                                                              ---------------------------------------------
                                                                 1999           2000         2001     TOTAL
                                                                                                      -----
Assets:
    Cash and cash equivalents                                 $  8,164             -            -    $ 8,164
    Average interest rate                                        5.88%             -            -      5.88%
    Available-for-sale securities including
      long term position                                      $  4,814       $    996           -    $ 5,810
    Average interest rate                                        6.28%          6.39%           -      6.28%

Liabilities:
    Bank borrowings (including current portion)               $    117       $     87      $    -    $   204
    Average interest rate                                       10.00%         10.00%           -     10.00%


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     This information is incorporated herein by reference to the financial statements listed in Item 14 of Part IV of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

PART III

     Certain information required by Part III is omitted from this Report because the registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held on June 15, 2000 and the information therein is incorporated herein by reference.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      1.       FINANCIAL STATEMENTS                                                                    PAGE(S)
                                                                                                          -------
                  Report of Independent Accountants.                                                        F-2
                  Consolidated Balance Sheets, December 31, 1999 and 1998.                                  F-3
                  Consolidated Statements of Operations and Comprehensive Loss,
                     Years Ended December 31, 1999, 1998 and 1997.                                          F-4
                  Consolidated Statements of Stockholders' Equity, Years Ended
                     December 31, 1999, 1998 and 1997.                                                      F-5
                  Consolidated Statements of Cash Flows, Years Ended December 31,
                     1999, 1998 and 1997.                                                                   F-6
                  Notes to Consolidated Financial Statements.                                           F-7 to F-18

        2.       2.       FINANCIAL STATEMENT SCHEDULE

                  All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

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


FUSION MEDICAL TECHNOLOGIES, INC.                           Date: March 29, 2000

By: /s/PHILIP M. SAWYER
    -------------------
       PHILIP M. SAWYER
   PRESIDENT AND CHIEF EXECUTIVE OFFICER


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


   SIGNATURE                              TITLE                        DATE
   ---------                              -----                        ----

 /s/ PHILIP M. SAWYER        President, Chief Executive Officer   March 29, 2000
 --------------------
  (PHILIP M. SAWYER)         and Director
                                (Principal Executive Officer)


 /s/ LARRY J. STRAUSS        Vice President, Finance and          March 29, 2000
 --------------------
  (LARRY J. STRAUSS)         Chief Financial Officer
                                (Principal Accounting Officer)


 /s/ GORDON W. RUSSELL       Chairman of the Board of Directors   March 29, 2000
 ---------------------
  (GORDON W. RUSSELL)


 /s/ OLAV B. BERGHEIM        Director                             March 29, 2000
 --------------------
  (OLAV B. BERGHEIM)


 /s/ VAUGHN D. BRYSON        Director                             March 29, 2000
 --------------------
  (VAUGHN D. BRYSON)

 /s/DOUGLAS E. KELLY, M.D.   Director                             March 29, 2000
--------------------------
  (DOUGLAS E. KELLY, M.D.)


 /s/ J. MICHAEL EGAN       Director                               March 29, 2000
--------------------
   (J. MICHAEL EGAN)


INDEX TO EXHIBITS

EXHIBITS

3.1(1)            Certificate of Incorporation of Registrant.
3.4(1)            Amended and Restated By-laws of the Registrant.
10.1(1)           Restated Shareholder Rights Agreement dated as of January 17, 1995.
10.2(1)           1993 Stock Option Plan, as amended, and form of stock option agreement.
10.3(1)           1996 Employee Stock Purchase Plan.
10.4(1)           1996 Director Stock Option Plan, and form of stock option agreement.
10.5(1)           Form of Director and Officer Indemnification Agreements.
10.6(1)           Lease Agreement dated June 15, 1994 between the Registrant and James R. Benson.
10.7(2)           Loan and Security Agreements dated December 21, 1997 between the Registrant and Imperial Bank
10.8(2)           First Amendment dated December 21, 1997 to Warrant to Purchase Stock dated May 31, 1995
10.9(2)           Warrant to Purchase Stock dated December 21, 1997
10.10(3)          Purchase Agreement dated January 1, 1997 between Registrant and Spear
                  Products
10.11(4)*         Distribution Agreement dated July 1, 1999 between Registrant and Sulzer Spine-Tech Inc.
10.12(5)          Lease Agreement dated October 15, 1999 between Registrant and Tarlton/
                  Wohl Venture Nine LLC.
23.1              Consent of PricewaterhouseCoopers LLP, Independent Accountants.
27.1              Financial Data Schedule.

(1)  Previously filed as exhibits to the Company's Registration Statement on Form S-1 SEC file number 000-28460.

(2)  Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(3)  Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1999.

(4)  Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1999.

(5)  Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1999.

(*)  Confidential treatment granted for portions of this Exhibit.


Fusion(TM), Fusion Medical Technologies, Inc.(TM), FloSeal Matrix(TM), FloSeal(R), Proceed(TM) RapiSeal Patch(TM) and SilverBullet(TM) are trademarks of Fusion Medical Technologies, Inc. Any use is strictly prohibited without the prior written consent of Fusion Medical Technologies, Inc.

  FUSION MEDICAL TECHNOLOGIES, INC.



  INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----


  Report of Independent Accountants........................................F-2



  Consolidated Balance Sheets as of December 31, 1999 and 1998.............F-3



  Consolidated Statements of Operations and Comprehensive Loss
     For the Years Ended December 31, 1999, 1998 and 1997..................F-4



  Consolidated Statements of Stockholders' Equity For the Years
     Ended December 31, 1999, 1998 and 1997................................F-5



  Consolidated Statements of Cash Flows For the Years Ended
     December 31, 1999, 1998 and 1997......................................F-6



  Notes to Consolidated Financial Statements...............................F-7

         REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders
Fusion Medical Technologies, Inc.:

     In our  opinion,  the  accompanying  consolidated  balance  sheets  and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Fusion Medical Technologies, Inc. and subsidiary (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the
Company's  management;  our  responsibility  is to  express  an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

San Jose, California
February 4, 2000


                                             FUSION MEDICAL TECHNOLOGIES, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except per share data)

                                                                                                 December 31,
                                                                                        ------------------------------
                                                                                               1999        1998
                                                                                        -----------        -----------

ASSETS
Current assets:
     Cash and cash equivalents                                                          $   8,164         $    4,151
     Available-for-sale-securities                                                          3,818              3,013
     Accounts receivable                                                                      147                 --
     Inventory                                                                                582                 --
     Prepaids and other current assets                                                        182                135
                                                                                        ---------         ----------
         Total current assets                                                              12,893              7,299

Restricted cash deposits                                                                    1,088                 --
Available-for-sale securities                                                                 996                 --
Property and equipment, net                                                                 1,038                735
Other assets                                                                                  201                 54
                                                                                        ---------         ----------
             Total assets                                                               $  16,216         $    8,088
                                                                                        =========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $     719         $      157
     Accrued expenses                                                                         507                783
     Current portion of bank borrowings                                                       117                117
                                                                                        ---------         ----------
         Total current liabilities                                                          1,343              1,057
     Bank borrowings, net of current portion                                                   87                204
                                                                                        ---------         ----------
             Total liabilities                                                              1,430              1,261
                                                                                        ---------         ----------
Commitments (Note 6)

Stockholders' equity:
Preferred stock, par value $0.001: Authorized:  5,000 shares; issued and                       --                 --
     outstanding: none
Common stock, par value $0.001:  Authorized: 50,000 shares; issued and
     outstanding: 10,009 shares in 1999 and 7,211 shares in 1998                               10                  7
Additional paid-in capital                                                                 52,564             36,137
Deferred compensation                                                                        (202)               (87)
Accumulated other comprehensive income (loss)                                                 (29)                 2
Accumulated deficit                                                                       (37,557)           (29,232)
         Total stockholders' equity                                                        14,786              6,827
                                                                                        ---------         ----------
             Total liabilities and stockholders' equity                                 $  16,216         $    8,088
                                                                                        =========         ==========

 The accompanying notes are an integral part of these consolidated financial statements.



                                          FUSION MEDICAL TECHNOLOGIES, INC.

                             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                        (in thousands, except per share data)

                                                                             Year Ended December 31,
                                                          ------------------------------------------------------
                                                          1999                       1998                 1997
                                                          --------                  --------            --------

Net sales                                                $    254                                        $    153
Cost of sales and start-up manufacturing costs                731                                             968
                                                         --------                   -------              --------
         Gross loss                                          (477)                                           (815)
                                                         --------                   -------              --------
Operating Expenses:
     Research and development                               5,095                     6,145                 5,647
     Sales and marketing                                    1,441                       614                 2,421
     General and administrative                             1,802                     1,474                 2,004
                                                         --------                   -------              --------
         Total operating expenses                           8,338                     8,233                10,072
                                                         --------                   -------              --------
              Loss from operations                         (8,815)                   (8,233)              (10,887)

Other income (expense):
     Interest income                                          513                       581                 1,008
     Interest expense                                         (26)                      (39)                  (24)
     Other income (expense), net                                3                         4                   (49)
                                                         --------                   -------              --------
              Net loss                                     (8,325)                   (7,687)              (9,952)

Other comprehensive income (loss):
     Change in unrealized gain or loss on available
     for sale securities                                      (31)                       --                   13
                                                         --------                   -------              --------
              Comprehensive loss                          $(8,356)                  $(7,687)             $ (9,939)
                                                         ========                   =======              ========

Basic and diluted net loss per share                      $ (0.96)                  $ (1.08)             $  (1.41)
                                                         ========                   =======              ========
Shares used in computing basic and diluted net
     loss per share                                         8,707                     7,145                 7,070
                                                         ========                   =======              ========

             The accompanying notes are an integral part of these consolidated financial statements.



FUSION MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three years ended December 31, 1999
(in thousands)

                                                                         Notes                     Accumulated
                                                            Additional  Receivable                 Other
                                            Common Stock    Paid-In     >From         Deferred      Comprehensive  Deficit
                                          Shares    Amount  Capital     Shareholder  Compensation  Income (Loss)  Accumulated  Total

                                          ------------------------------------------------------------------------------------------


Balances, January 1, 1997                  6,999       $  7    $36,579        $(48)      $(1,191)          $(11)  $(11,593) $23,743
Issuance of common stock:
  Upon exercise of stock options              84                    60                                                           60

  Under employee stock purchase plan          35                   124                                                          124
Interest on notes receivable                                                    (6)                                              (6)

Change in unrealized  loss on available
  for sale securities                                                                                        13                  13
Adjustment  for  cancellation  of stock                           (667)                      667
Amortization of deferred compensation                                                        242                                242
Net loss                                                                                                            (9,952)  (9,952)

                                           -----       ---      ------         ----       ------            ----   -------   ------
Balances, December 31, 1997                7,118         7      36,096         (54)         (282)             2    (21,545)  14,224
Issuance of common stock:
  Upon exercise of stock options              65                    29                                                           29
  Under employee stock purchase plan          28                    73                                                           73
Payment of notes receivable                                                     54                                               54
Adjustment  for  cancellation  of stock                            (61)                       61
Amortization of deferred compensation                                                        134                                134
Net loss                                                                                                           ( 7,687) ( 7,687)
                                           -----       ---      ------         ----       ------            ----   -------   ------
Balances, December 31, 1998                7,211         7      36,137           -           (87)             2    (29,232)   6,827
Issuance of common stock:
  Follow-on  public  offering,  net  of
    issuance costs of $1,080               1,800         2       8,143                                                        8,145
  Private  placement,  net of  issuance
    costs of $668                            872         1       7,615                                                        7,616
  Upon exercise of stock options             109                   212                                                          212
  Under employee stock purchase plan          17                   103                                                          103
Change  in   unrealized   gain/loss  on
  sale securities                                                                                           (31)                (31)

Unearned compensation on NSO                                       354                      (354)
Amortization of deferred compensation                                                        239                                239
Net loss                                                                                                            (8,325)  (8,325)
                                         -------       ---     -------         ----       ------            ----   -------   ------
Balances, December 31, 1999               10,009       $10     $52,564         $ -         $(202)          $(29)  $(37,557) $14,786
                                         =======       ===     =======         ====       ======           ====   ========  =======

The accompanying notes are an integral part of these consolidated financial statements.



                                          FUSION MEDICAL TECHNOLOGIES, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             1999          1998           1997
                                                                         ------------  ------------   ------------

Cash flows used for operating activities:
      Net loss                                                           $    (8,325)  $   (7,687)   $     (9,952)
      Adjustments to reconcile  net loss to net cash used in operating activities:
        Depreciation and amortization                                            432          319             464
        Loss on disposition of property and equipment                             --           --             264
        Accretion of available-for-sale securities                                (8)          16              17
        Amortization of deferred compensation                                    239          134             242
        Interest on notes receivable from stockholder                             --           --              (6)
        Provision for doubtful accounts                                           --           --              10
      Changes in assets and liabilities:
        Accounts receivable                                                     (147)          21              (8)
        Inventories                                                             (582)          --              83
        Prepaids and other current assets                                       ( 47)          72             100
        Other assets                                                            (147)         (10)             --
        Accounts payable                                                         562         (441)           (281)
        Accrued expenses                                                        (276)         108             423
                                                                               ------       ------         ------
                    Net cash used in operating activities                     (8,299)      (7,468)         (8,644)
                                                                               ------       ------         ------
Cash flows from investing activities:
     Acquisition of property and equipment                                       (735)        (245)          (415)
     Purchases of available-for-sale-securities                                (7,513)      (1,996)       (10,515)
     Restructured Cash                                                         (1,088)          --             --
     Sales of available-for-sale securities                                     5,689        5,953         16,231
                                                                               ------       ------         ------
     Net cash provided by (used in) investing activities                       (3,647)       3,712          5,301
                                                                               ------       ------         ------

Cash flows from financing activities:

     Proceeds from issuance of common stock, net of issuance costs             16,076          102            184
     Proceeds from bank borrowings                                                 --          278             ---
     Repayment of notes payable                                                  (117)          --           (146)
     Payment received on note receivable from stockholder                          --           54             ---
                                                                               ------       ------         ------
                    Net cash provided by financing activities                  15,959          434             38
                                                                               ------       ------         ------
Net increase (decrease) in cash and cash equivalents                            4,013       (3,322)       (3,305)
Cash and cash equivalents, beginning of year                                    4,151        7,473        10,778
                                                                               ------       ------         ------
Cash and cash equivalents, end of year                                        $ 8,164      $ 4,151       $ 7,473
                                                                              =======      =======       =======

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                   $    26      $    80       $    64
                                                                              =======      =======       =======
     Cash paid for taxes                                                      $    --      $     1       $     1
                                                                              =======      =======       =======
Supplemental disclosure of noncash investing and financing activities:
    Adjustment for cancellation of stock options                              $    --      $    61       $   667
                                                                              =======      =======       =======
    Issuance of stock options to outside consultants                          $   354      $    --       $    --
                                                                              =======      =======       =======

The accompanying notes are an integral part of these consolidated financial statements.


FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  FORMATION AND BUSINESS OF THE COMPANY

     Fusion Medical Technologies, Inc. (the "Company") was incorporated in the State of Delaware in 1992. The Company is developing, and commercializing proprietary collagen and thrombin gel-based products used to control bleeding in a variety of surgeries. Since its inception, the Company has devoted substantially all of its efforts to developing products, raising capital and recruiting personnel. The Company operates in one business segment.

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

     In April 1999, the Company sold 1,800,000 shares of common stock at $5.125 per share in a follow-on public offering. Net proceeds, after commissions and fees along with other costs associated with the offering, totaled $8,145,000. In November 1999, the Company closed a private placement financing with selected accredited investors of 872,000 shares of common stock at $9.50 per share. Net proceeds, after commissions and fees along with other costs associated with the offering, totaled $7,616,000.

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

     The Company has classified its investments as "available-for-sale." Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "interest income." The cost of securities sold is based upon the specific identification method. All available-for-sale securities with original maturities greater than 365 days are classified as long term.

     INVENTORIES

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

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

     ADVERTISING EXPENSES

     The  Company  recognizes   advertising   expenses  as  they  are  incurred.
Advertising expenses for the years ended December 31, 1999, 1998 and 1997 were $12,000, none and $1,000 respectively.

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

                        FUSION MEDICAL TECHNOLOGIES, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     CONCENTRATION OF CREDIT RISK

     The Company's cash, cash equivalents and available-for-sale securities are maintained at three financial institutions. Deposits in these institutions may exceed the amount of insurance provided on such deposits. At December 31, 1999 two customers accounted for 89% of the total accounts receivable. At December 31, 1999 two customers accounted for 60% of the total sales revenue.

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

     COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

     Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants have been excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.

                        FUSION MEDICAL TECHNOLOGIES, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Stock options to purchase 1,795,000, 1,113,000 and 992,000 shares of common stock at prices ranging from $0.16 to $14.00 per share were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted net loss per share because they were anti-dilutive. Warrants to purchase 12,785, 12,785 and 8,285 shares of common stock at $4.00.per share were outstanding at 1999, 1998 and 1997, respectively, but were not included in the computation of diluted net loss per share because they were anti-dilutive. The aforementioned stock options and warrants could potentially dilute earnings per share in the future.


     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133"("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133 as required for its first quarterly filing of calendar year 2001.


3.  AVAILABLE-FOR-SALE SECURITIES



     The following summarizes the Company's available-for-sale securities (including long term position) (in thousands):

                                       UNREALIZED
                            COST       GAIN/(LOSS)    FAIR VALUE     MATURITY DATES
                           -------     ----------     ----------     --------------


DECEMBER 31, 1999
   Corporate Bonds         $ 4,745       $ (29)        $ 4,814       4/00 - 03/01

DECEMBER 31, 1998
   Corporate Bonds         $ 3,011         $  2        $ 3,013       1/99 - 6/99



     During 1999, 1998 and 1997, there were no realized gains or losses on the disposal of available-for-sale securities.

                        FUSION MEDICAL TECHNOLOGIES, INC.

4.   BALANCE SHEET DETAILS

                                                            DECEMBER 31,
                                                  ------------------------------
                                                           (IN THOUSANDS)
                                                     1999                1998
                                                  -----------        -----------
Inventory:
Raw materials                                     $   237            $      -
Work in progress                                      150                   -
Finished goods                                        195                   -
                                                  --------           ---------
                                                  $   582            $      -
                                                  ========           =========


                                                            DECEMBER 31,
                                                  ------------------------------
                                                           (IN THOUSANDS)
                                                     1999                1998
                                                  -----------        -----------
Property and equipment:
Computer equipment                                $   366            $    295
Office furniture and equipment                        146                 147
Machinery and equipment                             1,210               1,086
Leasehold improvements                                758                 217
                                                  --------           ---------
       Total                                        2,480               1,745
Less accumulated depreciation and amortization     (1,442)             (1,010)
                                                  --------           ---------
       Net                                        $ 1,038            $    735
                                                  ========           =========



                                                            DECEMBER 31,
                                                  ------------------------------
                                                           (IN THOUSANDS)
                                                     1999                1998
                                                  -----------        -----------
Accrued expenses:
Accrued compensation                              $   269            $     157
Restructuring (Note 12)                                43                   43
Clinical trial                                          5                  383
Other                                                 190                  200
                                                  --------           ---------
                                                  $   507            $     783
                                                  ========           =========


                       FUSION MEDICAL TECHNOLOGIES, INC.

5.  BANK BORROWINGS

     In December 1997, the Company signed a loan agreement with a bank to finance existing equipment and future equipment purchases up to $2,500,000. Subject to certain terms and conditions, the facility finances a percentage of the invoice cost of existing equipment and all of the invoice cost of future equipment purchases. The equipment purchased serves as collateral. Borrowings under the facility, as amended, expired in February 1998. As of December 31, 1999, the Company had a balance of $204,000 outstanding. The loan is payable in monthly installments bearing interest at the rate of prime plus 1.5% per annum (10.0% at December 31, 1999). This borrowing agreement contains covenants restricting the payment of dividends.

         Future payments under this loan agreement are as follows:

     YEAR                             AMOUNT
     ----                            --------
     Current                         $    117

     2001                                  87
                                     --------
                                     $    204
                                     ========


6.  COMMITMENTS

     The Company leases office, laboratory and manufacturing space under various operating leases, the latest expiring in December 2006. Except for the 7 year lease commencing January 1, 2000 for the Company's new headquarters and manufacturing facility in Fremont, California, the leases generally require the Company to pay property taxes, insurance and ordinary maintenance and repairs in addition to the lease payment.

     The Company issued a letter of credit to the landlord of the Fremont building in the amount of $1,087,500. The letter of credit is collateralized by a cash deposit held in an interest bearing account and is reflected as restricted cash on the accompanying balance sheet. In exchange for the letter of credit, the landlord is providing improvements to the site equal to or greater than $1,087,500. Repayment to the landlord for these improvements are deemed rental payments and are payable during the initial term of the lease. The letter of credit extends through the initial lease term and will decrease pro-rata upon each annual renewal.

                       FUSION MEDICAL TECHNOLOGIES, INC.

     Rent expense for the years ended December 31, 1999, 1998 and 1997, was approximately $436,000, $304,000 and $363,000, respectively.

     Minimum future lease payments under the lease agreements at December 31, 1999 are as follows (in thousands):

                    YEAR                     AMOUNT
                    ----                   --------
                    2000                  $  1,366
                    2001                     1,826
                    2002                     1,518
                    2003                     1,570
                    2004                     1,623
                    Thereafter               3,376
                                           -------
                                          $ 11,279
                                           =======


                       FUSION MEDICAL TECHNOLOGIES, INC.

7.  STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     Under the Company's Restated Articles of Incorporation, the Company's preferred stock is issuable in series. As of December 31, 1999, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued or outstanding. The previously outstanding preferred stock was converted into common stock in connection with the Company's initial public offering in June 1996.

      WARRANTS

     During September 1994, in connection with the issuance of a note payable, the Company issued a warrant to purchase 20,000 shares of Series B preferred stock at an exercise price of $1.66. Upon the closing of the Company's initial public offering and conversion of the Company's previously outstanding preferred stock into common stock, the warrant became exercisable for 8,285 shares of common stock at an exercise price of $4.80 per share. In 1997, this warrant was modified to $4.00 per share and the expiration date was extended to September 2000.

     In December 1997, in connection with bank borrowings, the Company issued a warrant to purchase 4,500 common shares at an exercise price of $4.00 per share. This warrant expires in five years. The value of these warrants was calculated using the Black Scholes Model. The calculated value was deemed to be insignificant.

     STOCK OPTION PLAN

     In November 1993, the Company  established  the 1993 Stock Option Plan (the
Plan), which provides for both incentive stock options (ISOs) and non-qualified stock options (NSOs) to be granted to employees and consultants. All NSOs allow for the purchase of common stock at prices not less than 85% of the fair market value as determined by the Board of Directors at the date of grant. ISOs allow for the purchase of common stock at prices not less than 100% of the fair market value as determined by the Board of Directors at the date of grant. If at the time the Company grants an option the optionee owns more than 10% of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value and the term of the options shall be five years from the date of grant. All other options must be exercised within ten years from the date of grant. Options vest as determined by the Board of Directors, generally over four years.

     In the event that options are exercised prior to vesting, upon termination of service, the Company has the right to repurchase the issued common stock at the original issuance price. Shares are released from the Company's repurchase option over periods consistent with the original options' vesting period. As of December 31, 1999, 23,583 shares are subject to repurchase. The Company has reserved 2,640,000 shares of common stock for issuances to employees, and officers under the Plan.

                        FUSION MEDICAL TECHNOLOGIES, INC.

7.   STOCKHOLDERS' EQUITY (CONTINUED)


     Activity under the Plan is as follows (in thousands, except per share data):

                                       SHARES                       WEIGHTED
                                      AVAILABLE     NUMBER OF        AVERAGE
                                      FOR GRANT      SHARES      EXERCISE PRICE      TOTAL
                                    -----------     ---------    --------------      -----

Balances, December 31, 1996                 400          618          $1.13         $   701
    Additional Shares authorized
    Options granted                        (557)         557           4.33           2,410
    Options cancelled                        99          (99)          2.17            (215)
    Options exercised                                    (84)          0.71             (60)
                                    -------------------------------------------------------------
Balances, December 31, 1997                 242          992           2.86           2,836
    Additional Shares authorized
      under the Plan                        400           --             --              --
    Options granted                        (354)         354           4.73           1,676
    Options cancelled                       240         (240)          4.31          (1,034)
    Options exercised                        --          (65)          0.45             (29)
                                    --------------------------------------------------------------
Balances, December 31, 1998                 528        1,041           3.31           3,449
     Additional Shares authorized
       under the Plan                       750           --
     Options granted                       (926)         926           8.08           7,481
     Options cancelled                       65          (65)          4.41            (286)
     Options exercised                       --         (109)          1.94            (212)
                                    --------------------------------------------------------------
Balances, December 31, 1999                 417        1,793          $5.82         $10,432
                                            ===        =====          =====         =======


     For the years ended December 31, 1999, 1998 and 1997, the weighted  average
fair  value  of  options   granted  was  $4.36,   $1.67  and  $2.42  per  share,
respectively.

     In February 1997, the Company offered employees the right to cancel certain outstanding stock options and receive new options with an exercise price of $4.38 per share, the closing price of the common stock on the date individual employees agreed to cancel their original outstanding stock options. Options to purchase a total of 49,000 shares at original exercise prices ranging from $6.00 to $11.50 per share were cancelled and new options were issued in February 1997. The option term and vesting under the new options are identical to the terms of the cancelled options.

     During 1999, the Company granted 30,000 non-qualified stock options to consultants at excercise prices ranging from $3.25 to $8.97. The Company determined the fair market value of these options using the Black Scholes option pricing model with the following assumptions: expected life of ten years, a weighted average risk-free interest rate of 5.0%, expected dividend yield of zero and volatility of 90%. The deferred compensation relating to these options was $354,000.

                        FUSION MEDICAL TECHNOLOGIES, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)


     DIRECTOR OPTION PLAN

     In May 1996, the Company approved the Director Option Plan and reserved 120,000 shares of common stock for issuance. Options to purchase 19,200 and 20,800 shares were granted in 1998 and 1999 respectively for a total of 59,200 shares. Shares are granted under the plan at 100% of the fair value of the Company's common stock on the date of the grant. The options vest at the rate of 25% after the first year of service and the remaining amount equally over 36 months until fully vested after four years. These options expire ten years from the date of grant and are only exercisable upon vesting.

     EMPLOYEE STOCK PURCHASE PLAN

     In May 1996, the Company approved the Employee Stock Purchase Plan and reserved 280,000 shares of common stock for issuance. In 1999, a total of 17,288 shares of common stock were purchased under the plan at prices ranging from $5.42 to $6.43 per share. In 1998, 28,000 shares of common stock were purchased under the plan at $3.31 per share. Shares are purchased through employee's payroll deductions at purchase prices equal to 85% of the lesser of the fair value of the Company's common stock at either the beginning or the end of the six-month purchase period.

     STOCK-BASED COMPENSATION

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Had compensation cost for the Plan, the Director Option Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share for the years ended December 31, 1997, 1998 and 1999 would have been increased to the pro forma amounts indicated below:


                                                               1999           1998            1997
                                                          ----------      ---------       ---------
  Net loss - as reported                                  $   (8,325)     $  (7,687)      $  (9,952)
                                                          ==========      =========       =========
  Net loss - pro forma                                    $   (9,176)     $  (8,051)      $ (10,313)
                                                          ==========      =========       =========
  Basic and diluted net loss per share-as reported        $    (0.96)     $   (1.08)      $   (1.41)
                                                          ==========      =========       =========
  Basic and diluted net loss per share-pro forma          $    (1.05)     $   (1.13)      $   (1.45)
                                                          ==========      =========       =========

                        FUSION MEDICAL TECHNOLOGIES, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:


                                  1999               1998              1997
                                  ----               ----              ----
Risk-free interest rate        4.67%-6.80%       5.39%-5.77%        5.79%-6.6%
Expected life                    4 years           4 years           4 years
Expected dividends                  -                 -                 -
Expected volatility                 80%              83%                82%



     The options outstanding and currently exercisable by exercise price at December 31, 1999 are as follows:




                                                                      OPTIONS CURRENTLY
                    OPTIONS OUTSTANDING                                   EXERCISABLE
----------------------------------------------------------------    ----------------------------
                                         WEIGHTED
                                         AVERAGE        WEIGHTED                    WEIGHTED
                                        REMAINING       AVERAGE                     AVERAGE
                            NUMBER      CONTRACTUAL     EXERCISE    NUMBER          EXERCISE
EXERCISE PRICE        OUTSTANDING       LIFE (YRS)      PRICE       EXERCISABLE     PRICE
--------------        -------------     ------------    --------    -----------     ------------

 $0.16 -   0.41            197,822           5.18        $ 0.36        197,494            $ 0.36
 $1.00 -   2.41             24,351           6.09          2.41         23,701              2.41
 $3.62 -   4.38            425,352           7.32          4.25        309,168              4.26
 $4.50 -   7.13            692,800           8.68          5.42        221,263              5.21
 $7.56 -  14.00            511,650           9.47          9.97         47,350              8.89
                         ---------                                     -------
                         1,851,975           8.18          5.83        798,976              3.78
                         =========                                     =======



     As of December 31, 1998 and 1997, options to purchase 525,000 and 230,000 shares of common stock were exercisable at weighted average exercise prices of $2.55 and $0.99, respectively.

                        FUSION MEDICAL TECHNOLOGIES, INC.

     For the options granted in the 12 month period before the initial public offering, the difference between the stock option exercise price and the deemed fair market value of the Company's common stock at the date of issue of the stock options, totaling $1,578,000 has been recorded as deferred compensation as a component of stockholders' equity. Of this amount $850,000 of compensation expense has been recognized as an expense through December 31, 1999 and $728,000 of the amount was adjusted for cancellation of stock options, due to the termination of employment of certain employees.

8.   EMPLOYEE BENEFIT PLAN

     During 1995, the Company established a Retirement Savings and Investment Plan (the 401(k) Plan) under which employees may defer a portion of their salary up to the maximum allowed under IRS rules. The Company has the discretion to make contributions to the 401(k) Plan. To date, the Company has not made any contributions to the 401(k) Plan.

9.   RELATED PARTIES

     The Company has a consulting contract with a retired surgeon and medical device designer. The contract pays a maximum of $1,500 per month for consulting services and reimburses him for related expenses. The retired surgeon is a shareholder of an affiliate of the Company and is related to an executive officer.

10.  INCOME TAXES

     The tax effects of the significant temporary differences, which comprise net deferred tax assets at December 31, 1999 and 1998 are as follows (in thousands):

                                                                   1999                1998
                                                                 --------          ---------
Capitalized start-up and research and development costs         $   4,198          $  3,032
Research and development credit                                     1,023               811
Depreciation                                                          138               159
Net operating loss carryforwards                                    9,869             7,472
Other accrued expenses                                                 99               240
                                                                 --------          --------
Net deferred tax asset                                             15,327            11,714
Less valuation allowance                                          (15,327)          (11,714)
                                                                 --------          --------
Net deferred income taxes                                        $      -          $      -
                                                                 ========          ========

                        FUSION MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)



10.  INCOME TAXES (CONTINUED)

     The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that a benefit can not be realized in the future due to the Company's recurring operating losses.

     The Company had federal and state net operating loss carryforwards of approximately $24,419,000 and $27,313,000, respectively, at December 31, 1999, available to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire in 2001 through 2019, if not utilized. The Company has federal and state research and development credit carryforwards of $694,000 and $329,000, respectively, expiring in the years 2007 through 2019, respectively, if not utilized.

     For federal and state tax purposes, a portion of the Company's net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax law.

11.  RAPISEAL BUSINESS EXIT

     During the fourth quarter of 1997, the Company made a decision to discontinue sales of its RapiSeal patch. These restructuring actions were taken to align the Company's costs in light of the discontinuation of the RapiSeal business. At year-end 1997, the Company incurred RapiSeal exit charges of $559,000 for personnel severance, patent charges, and inventory and dedicated equipment write-offs associated with exit of its RapiSeal business. A majority of terminated employees were located in California and worked in sales, marketing, research and development and administrative support functions. A total of nine employees were terminated. Of such charges ($325,000) was charged to cost of sales, ($209,000) to operating expenses and ($25,000) as a charge against sales. In 1998 there was a change in reserve estimates of $50,000, due to the favorable settlement of a contract with a third party. The majority of the remaining cash outlays of $43,000 are expected to occur in fiscal 2000.

     The following table summarizes the amounts that were charged and where they are reflected in the accompanying statement of operations:



      Description                                       Amount        Classification on Statement of Operations
------------------------------------------------       ---------      -----------------------------------------
Equipment........................................      $ 115,000       Cost of Sales
Personnel severance..............................        125,000       Sales and  marketing,  general and
                                                                         administrative  and research and
                                                                         development
Inventory and purchase commitments...............        210,000       Cost of sales
Accounts receivable and potential returns........         25,000       Sales
Patents..........................................         84,000       Research and development
                                                       ---------
Total............................................      $ 559,000
                                                       =========

The following table summarizes the Company's restructuring reserve balances through December 31, 1999: (in thousands)


                                               SALES     COST OF GOODS    EXPENSES     TOTAL
                                               -----     -------------    --------     -----
Restructuring reserve....................      $  25     $    325         $   209      $   559
Non-cash charges.........................        (10)        (225)                        (233)
                                               -----     --------         -------      -------
Restructuring reserve balances
  at December 31, 1997...................         15          100             211          326
Change in reserve estimate...............         --          (50)             --          (50)
Cash charges.............................        (15)         (50)           (168)        (233)
                                               -----     --------         -------      -------
Restructuring reserve balances at
  At December 31, 1998 and 1999                $  --    $     --          $    43      $    43
                                               =====     ========         =======      =======

