Form 10-Q
period 2000-03-31
FUSION MEDICAL TECHNOLOGIES INC
filed 2000-05-15
CIK 1013466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2000

                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ____________ to ____________


                        Commission File Number:  0-28460

                       FUSION MEDICAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                              94-3177221
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
            incorporation or organization)


                           34175 Ardenwood Boulevard
                               Fremont, CA  94555
                    (Address of principal executive offices)


                                 (510) 818-4600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


The number of outstanding shares of the registrant's Common Stock was 10,082,322 as of May 10, 2000.


This Report on Form 10-Q includes 20 of pages with the Index to Exhibits located on page 19.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                                    INDEX TO
                              REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2000


                                                                                              Page
                                                                                           -----------

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets - March 31, 2000 (unaudited) and
              December 31, 1999.........................................................             3


              Condensed Consolidated Statements of Operations - Three Months Ended
              March 31, 2000 (unaudited) and 1999 (unaudited)...........................             4


              Statements of Condensed Consolidated Cash Flows - Three Months Ended
              March 31, 2000 (unaudited) and 1999 (unaudited)...........................             5


              Notes to Condensed Consolidated Financial Statements......................             6


Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations.............................................................             9


Item 3.       Quantitative and Qualitative Disclosures About Market Risk................            18


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................            19

Item 6.       Exhibits and Reports on Form 8-K..........................................            19

              Signatures................................................................            20


PART I - FINANCIAL INFORMATION

I. FINANCIAL STATEMENTS


                       FUSION MEDICAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                   March 31        December 31
                                                                                     2000             1999
                                                                                ------------      --------------
                                                                                 (Unaudited)
                                               ASSETS

Current assets:
       Cash and cash equivalents                                                 $  2,957            $  8,164
       Available-for-sale securities                                                5,203               3,818
       Accounts receivable                                                            349                 147
       Inventory                                                                      909                 582
       Prepaids and other current assets                                              132                 182
                                                                                 --------            --------
            Total current assets                                                    9,550              12,893


 Property and equipment, net                                                        1,363               1,038
 Available-for-sale securities, long term                                           1,189                 996
 Restricted cash deposit                                                            1,088               1,088
 Other long-term assets                                                               209                 201
                                                                                 --------            --------
            Total assets                                                         $ 13,399            $ 16,216
                                                                                 ========            ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                                                             $  1,503            $  1,343
 Long-term obligations                                                                 58                  87
                                                                                 --------            --------
              Total liabilities                                                     1,561               1,430
                                                                                 --------            --------
 Common stock and other equity                                                     52,531              52,343
 Accumulated deficit                                                              (40,693)            (37,557)
                                                                                 --------            --------
              Total stockholders' equity                                           11,838              14,786
                                                                                 --------            --------

              Total liabilities and stockholders' equity                         $ 13,399            $ 16,216
                                                                                 ========            ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FUSION MEDICAL TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                     March 31
                                                                         ------------------------------------
                                                                             2000                 1999
                                                                         --------------        --------------
Net revenues                                                               $        682          $         -
                                                                           ------------          -----------
Costs and expenses:
      Cost of sales and start-up manufacturing costs                              1,056                    -
      Research and development                                                    1,021                1,127
      Marketing and selling                                                         963                  280
      General and administrative                                                    942                  254
                                                                           ------------          -----------
           Total costs and expenses                                               3,982                1,661
                                                                           ------------          -----------
            Operating loss                                                       (3,300)              (1,661)

      Interest income                                                               170                   79
      Interest expense                                                               (5)                  (7)
      Other income (expense), net                                                    (1)                   7
                                                                           ------------          -----------
                Net loss                                                     $   (3,136)           $  (1,582)
                                                                           ============          ===========
Basic and diluted net loss per share                                         $    (0.31)           $   (0.22)
Shares used in computing basic and diluted net                             ============          ===========
      loss per share                                                             10,026                7,225
                                                                           ============          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        FUSION MEDICAL TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                            March 31
                                                                              -----------------------------------
                                                                                    2000                 1999
                                                                              ------------         --------------
Cash flows used for operating activities:
     Net loss                                                                  $    (3,136)       $      (1,582)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                                113                   86
          Accretion of available-for-sale securities                                     -                    6
          Amortization of deferred compensation                                         87                   26
          Changes in assets and liabilities:
              Accounts receivable                                                     (202)                  (2)
              Inventories                                                             (327)                 (76)
              Prepaids and other current assets                                         50                 (312)
              Other assets                                                              (8)                  11
              Accounts payable                                                         195                   76
              Accrued expenses                                                         (34)                 (54)
                                                                               -----------        -------------
                Net cash used in operating activities                               (3,262)              (1,821)
                                                                               -----------        -------------
Cash flows from investing activities:
     Acquisition of property and equipment                                            (437)                (210)
     Purchases of available-for-sale securities                                     (4,576)                   -
     Sales and maturities of available-for-sale securities                           2,997                1,500
                                                                               -----------        -------------
                  Net cash (used in) provided by investing activities               (2,016)               1,290
                                                                               -----------        -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance costs                     (27)                   -
     Proceeds from exercise of common stock options                                    127                   69
     Repayment of notes payable                                                        (29)                 (29)
                                                                               -----------        -------------
                  Net cash provided by financing activities                             71                   40
                                                                               -----------        -------------
Net decrease in cash and cash equivalents                                           (5,207)                (491)
Cash and cash equivalents, beginning of period                                       8,164                4,151
                                                                               -----------        -------------
Cash and cash equivalents, end of period                                       $     2,957        $      3,660
                                                                               ===========        =============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                    $         5        $          7
                                                                               ===========        ============

The accompanying notes are an integral part of these consolidated financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                  (Unaudited)


1.  Basis of presentation

The accompanying condensed consolidated financial statements of Fusion Medical Technologies, Inc. (the "Company" or "Fusion") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2000, and the condensed consolidated statements of operations for the three month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the consolidated operating results and cash flows for those periods. Although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.


2.  Net loss per share

Basic and diluted loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of diluted net loss per common share as their effect is anti-dilutive. Stock options to purchase 2,334,765 and 1,106,013 shares of common stock at prices ranging from $0.16 to $17.63 per share were outstanding at March 31, 2000 and 1999, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive. At March 31, 2000 and 1999 there were warrants outstanding to purchase 12,785 shares of common stock at an exercise price of $4.00. These warrants have been excluded from the computation of diluted loss per common share because they were antidilutive.


3.  Cash, cash equivalents and available-for-sale securities

The Company classifies all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                                 March 31, 2000
                                  (Unaudited)


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


4.  Inventory

Inventory is recorded at the lower of cost or market using the FIFO method. Inventories consist of the following (in thousands):

                         March 31   December 31
                           2000          1999
                          -----         -----
  Finished goods          $ 138         $ 195
  Work in process           280           150
  Raw materials             491           237
                          -----         -----
                          $ 909         $ 582
                          =====         =====

5.  Debt

In December 1997, we signed an agreement for a bank loan facility to finance equipment up to a total of $3,500,000. Available credit under this facility, as amended, expired in February 1998. The facility is secured by the equipment financed. The loan balance is subject to a floating interest rate equal to the bank's prime rate plus 1.5% per annum (10.25% at March 31, 2000). As of March 31, 2000, we had drawn down $175,000 on the loan facility. In connection with this loan facility, we issued a warrant to purchase 4,500 shares of common stock at an exercise price of $4.00 per share. This warrant expires in December 2002. These facilities are subject to specific positive and negative covenants that include restrictions on the declaration or payment of any dividend or any other distribution on any of its capital stock. The Company was in compliance with those covenants at March 31, 2000.


6.  Segment Reporting

The Company operates in one reportable segment; surgical sealants and topical hemostat products.



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

                       FUSION MEDICAL TECHNOLOGIES, INC.

                                 March 31, 2000
                                  (Unaudited)



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


8.   Subsequent Event

On April 17, the Company accepted a commitment from Transamerica Business Credit Corporation - Technology Finance Division to finance up to a total of $3,000,000 toward production equipment, research & development equipment, computer equipment and office furnishings. A maximum of $900,000 of this total can be used to finance tenant improvements. Each loan term commences upon delivery of the equipment having an aggregate cost of $75,000 or more and will continue for 48 months. The interest rate is variable and based on 4-year U.S. Treasury Securities plus 700 basis points. The interest rate becomes fixed at the commencement of each loan for the complete term. A balloon payment of 10% of the original principal amount of each loan is due at the end of each loan term. Draw down capability under this facility will expire on December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth in "Business - Additional Factors Tha Might Affect Future Results" commencing on page 15 and those set forth under Item 1 in the Company's Annual Report filed on Form 10-K for the Year Ended December 31, 1999.


OVERVIEW

         We are commercializing and developing proprietary collagen gel-based products for use in controlling bleeding in a variety of surgeries. Our lead product, FloSeal Matrix Hemostatic Sealant ("FloSeal") was approved on December 8, 1999 by the FDA for marketing in the U.S. FloSeal combines a gel derived from collagen with thrombin, a potent clotting agent, to control surgical bleeding. We have designed FloSeal to complement sutures and staples and to overcome limitations of existing products used to control bleeding, including topical hemostats, fibrin glues and other types of surgical sealants and adhesives. In April 1999, we received the CE mark which allowed us to commercialize FloSeal in the European Union.

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

         We have reported $682,000 in revenue for the first quarter of 2000 and no revenue for the first quarter of 1999. Revenues are projected to increase. We also anticipate, however, incurring increased expenses relating to FloSeal sales and marketing, research and development, manufacturing and general and administrative expenses. We have not achieved, nor do we expect to achieve, profitability before 2001.

     We are also developing additional bleeding control products based upon the core technology underlying FloSeal. These products include a configuration of FloSeal for use in ear, nose and throat (ENT) surgeries, a femoral artery puncture sealing device for use following vascular interventional procedures and the FloSeal sponge, a dry, sponge-like formulation of FloSeal requiring no mixing, for use in trauma, ambulance and battlefield applications. We expect to begin commercial shipments with our ENT configuration of FloSeal by the end of 2000. We expect to begin clinical trails for the femoral artery closure device before the end of 2000. Future products require approvals by the FDA and other regulators, which cannot be guaranteed.

     We have been expanding our manufacturing capacity in order to be able to meet the anticipated product supply requirements for commercial sale of FloSeal. In November 1999, we entered into a lease

ITEM 2. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


for a 72,500 square foot building in Fremont, California. In conjunction with this new facility, we anticipate spending a total of approximately $2.2 million for the purchase of equipment for production, research and development and office furnishings and equipment.

     As of March 31, 2000, we had an accumulated deficit of $40.7 million. Operating losses are expected to continue at least through 2001.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999
------------------------------------------


NET REVENUES

          We recorded revenues of $682,000 and none for the three months ended March 31, 2000 and 1999 respectively. We commenced selling FloSeal in the U.S. in December 1999. Due to the Company's exit of the RapiSeal Patch business and focus on the development of, FloSeal, the Company had no revenues in the same three months ended March 31, 1999.

COST OF SALES AND START-UP MANUFACTURING COSTS

          We recorded cost of sales and start up manufacturing costs of $1,056,000 and none for the three months ended March 31, 2000 and 1999 respectively. The increase was due to the start-up of production related to the commercial sales of FloSeal. In the three months ended March 31, 1999, all manufacturing related costs were recorded as research and development expenses. We anticipate that cost of sales and start-up manufacturing costs will increase in future periods in connection with the continued commercial launch of FloSeal.

RESEARCH AND DEVELOPMENT

          Research and development expenses decreased 9% to $1,021,000 in the three months ended March 31, 2000 compared to $1,127,000 in the three months ended March 31, 1999. The decrease for the first quarter of 2000 is attributable to reduced development expenses related to clinical and preclinical activities for development of FloSeal and start-up manufacturing expenses being recorded as product cost. For the full fiscal year 2000, the Company believes research and development expenses are likely to exceed those of 1999 as the Company devotes more resources to the support of new products based on the FloSeal technology.

MARKETING AND SELLING

          Marketing and selling expenses increased 244% to $963,000 in the three months ended March 31, 2000, compared to $280,000 for the three months ended March 31, 1999. The increase for the first quarter of calendar year 2000, compared to the year earlier period, was primarily the result of increases in expenses associated with sales and marketing efforts to establish a direct sales force and marketing efforts to launch FloSeal in the U.S. and Europe. We anticipate that sales and marketing expenditures will increase in future periods in connection with the continued commercial launch of FloSeal.


GENERAL AND ADMINISTRATIVE

ITEM 2. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      General and administrative expenses increased 271% for the three months ended March 31, 2000 to $942,000 for the three months ended March 31, 2000, compared to $254,000 for the three months ended March 31, 1999. The increase was primarily attributable to addition of our new Fremont headquarters that incurred rent expense for the three months ended March 31, 2000 and an increase
in expenses in preparation for and following the approval of FloSeal.   The
Fremont facility remained unoccupied during construction improvements.
Occupancy by management, sales and marketing, administrative and limited research personnel began on April 3, 2000. Additional personnel, including some manufacturing activities, are anticipated to move to Fremont in the third quarter 2000. We anticipate that general and administrative expenditures will increase in future periods.

INTEREST INCOME

          Interest income increased 115% to $170,000 for the three months ended March 31, 2000 compared to $79,000 for the three months ended March 31, 1999. The increase was attributable primarily to the increase balance of the Company's cash, cash equivalents and available-for-sale securities resulting from an April 1999 follow-on public offering and a November 1999 private placement financing.

NET LOSS

          As a net result of the items discussed above, net loss was $3,136,000 for the three months ended March 31, 2000 as compared to the net loss of $1,582,000 for the three months ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 2000, the Company's cash, cash equivalents and available-for-sale securities, including long-term portion, were $9,349,000 compared to $12,978,000 at December 31, 1999.

          For the three months ended March 31, 2000 and 1999 the Company's operations consumed cash of $3,262,000 and $1,821,000, respectively. The increase in cash consumed by operations was due primarily to the increase in the net loss of operations as well as an increase in accounts receivable and inventories. The Company expects the use of cash in operating activities to continue to increase through calendar year 2000 and into 2001 as it continues to devote resources to the commercialization of FloSeal and develops other products based on the FloSeal technology.

          In December 1997, we signed an agreement for a bank loan facility to finance equipment up to a total of $3,500,000. Available credit under this facility, as amended, expired in February 1998. The facility is secured by the equipment financed. The loan balance is subject to a floating interest rate equal to the bank's prime rate plus 1.5% per annum (10.25% at March 31, 2000). As of March 31, 2000, we had drawn down $175,000 on the loan facility. In connection with this loan facility, we issued a warrant to purchase 4,500 shares of common stock at an exercise price of $4.00 per share. This warrant expires in December 2002. These facilities are subject to specific positive and negative covenants that include restrictions on the declaration or payment of any dividend or any other distribution on any of its capital stock. The Company was in compliance with those covenants at March 31, 2000.

          In April 2000, we accepted a commitment from Transamerica Business Credit Corporation - Technology Finance Division to finance up to a total of $3,000,000 toward production equipment,

ITEM 2. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


research & development equipment, computer equipment and office furnishings. A maximum of $900,000 of this total can be used to finance tenant improvements. Each loan term commences upon delivery of the equipment having an aggregate cost of $75,000 or more and will continue for 48 months. The interest rate is variable and based on 4-year U.S. Treasury Securities plus 700 basis points. The interest rate becomes fixed at the commencement of each loan for the complete term. A balloon payment of 10% of the original principal amount of each loan is due at the end of each loan term. Draw down capability under this facility will expire on December 31, 2000.

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


Recent Accounting Pronouncements

          In March 2000, the Financial Accounting Standards Board ("FASB") issued FIN44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB25" which is effective July 1, 2000. The Company does not expect FIN44 will have a material impact on its financial statements.



ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

THE FOLLOWING FACTORS REPRESENT SOME OF OUR CHALLENGES WHICH CREATE RISK AND UNCERTAINTY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. THIS FORM 10-Q ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.

WE DID NOT GENERATE ANY REVENUES IN 1998 AND ONLY MODEST REVENUES IN 1999 AND IN THE FIRST QUARTER OF 2000. WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES TO CONTINUE IN THE FUTURE.

We did not generate any revenues in 1998, $254,000 in revenues in 1999 and $682,000 in the first quarter of 2000. We have a history of losses and we expect losses to continue in the future. We have not achieved, nor do we expect to achieve, profitability before 2001. We incurred net losses of $8.3 million, $7.7 million and $10.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. As of March 31, 2000, we had an accumulated deficit of $40.7 million. We have not had significant revenues in any period since our inception. We expect to increase our operating expenses in the near future, including sales and marketing, manufacturing and research and development expenses, as we continue U.S. commercialization of FloSeal and continue development of our other products. As a result, we will need to generate significant revenues to achieve and maintain profitability. The amount of future net losses and the time required to achieve profitability are highly uncertain. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

IF WE DO NOT SUCCESSFULLY COMMERCIALIZE FLOSEAL, OUR BUSINESS WILL SUFFER.

We are dependent upon the success of our lead product, FloSeal. We received the necessary regulatory approval for the commercial sale of FloSeal in the United States on December 8, 1999. We received the European CE mark on April 20, 1999 and have begun to export FloSeal to Europe. Our success after regulatory approval, if any, will depend on the medical community's acceptance of FloSeal and our ability to successfully scale up commercial manufacturing and develop an effective sales, marketing and distribution capability. We cannot predict how quickly,

ITEM 2. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

We received net proceeds of approximately $15.8 million in 1999 from the public and private offering of common stock. Our current cash and cash equivalents and available for sale securities should be sufficient to fund our planned operations into 2001. We may need to raise additional funds in order to be successful. Future financing strategies may include, but are not limited to:

 .   partnering relationships with larger medical device companies,

 .   bank facilities, or

 .   debt or additional equity offerings.

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

ITEM 2. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

IF WE FAIL TO MAINTAIN REGULATORY APPROVAL OF FLOSEAL, OUR BUSINESS WILL SUFFER.

Following regulatory approval of FloSeal, we continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

     .   product changes or modifications,

     .   product manufacturing,

     .   Quality System requirements,

     .   Medical Device Reporting regulations,

     . FDA's restrictions on promoting products for unapproved, off-label uses, and

     .   product sales and distribution.

If we fail to comply or maintain compliance with medical device laws or regulations, we may be fined and barred from selling our products. If the FDA believes that we are not in compliance with the law, it can:

     .   detain or seize our products,

     .   issue a recall,

     .   enjoin future violations, and

     .   assess civil and criminal penalties against us.

Our failure to comply with regulatory requirements could have a material adverse effect on our business. Regulations are also subject to change. We cannot predict the effect, if any, that such changes might have on our business.

ITEM 2. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OUR ABILITY TO ACHIEVE ANY SIGNIFICANT REVENUE WILL DEPEND ON OUR ABILITY TO ESTABLISH EFFECTIVE SALES, MARKETING AND DISTRIBUTION CAPABILITIES.

If we fail to establish a sufficient marketing and distribution or direct sales force to commercialize FloSeal or any of our other products, our ability to enter new or existing markets will be impaired. Our inability to effectively enter these markets would materially and adversely affect our business. The alternatives for selling our products are:

     .   our own direct sales force,

     .   distribution agreements,

     .   collaborative arrangements with corporate strategic partners.

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

WE MAY BE UNABLE TO EFFECTIVELY COMMERCIALIZE FLOSEAL BECAUSE THE MARKET FOR SURGICAL BLEEDING CONTROL PRODUCTS IS HIGHLY COMPETITIVE.

The market for products that control surgical bleeding is highly competitive. A wide variety of approved products such as Gel foam plus thrombin and fibrin glues, exist today and will compete directly with FloSeal. Many competitive products are produced by companies that have competitive advantages over us, such as:

     .   greater name recognition,

     .   broader product lines,

     .   greater distribution capabilities,

     .   substantially greater capital resources, and

     .   larger marketing, research and development staffs and facilities.

Such competitors include Pharmacia & Upjohn AB, Baxter Healthcare Corporation and Johnson & Johnson. We cannot be certain FloSeal or our other products will be able to successfully compete against these products and companies, or any other companies, which may enter the marketplace. In addition, we cannot be certain that current competitors or other companies will not succeed in developing technologies and other products that are more effective or that would render our technology or products obsolete or unable to compete.

WE HAVE TWO ISSUED PATENTS AND FOUR PENDING PATENT APPLICATIONS RELATED TO THE FLOSEAL TECHNOLOGY. OUR FAILURE TO OBTAIN ADDITIONAL ISSUED PATENTS AND, CONSEQUENTLY, TO PROTECT OUR PROPRIETARY TECHNOLOGY, COULD IMPAIR OUR COMPETITIVE POSITION.

We regard elements of FloSeal as proprietary and we attempt to protect them through patent and trade secret laws and restrictions, as well as licenses and contractual confidentiality provisions. Any steps we take to protect our intellectual property may be inadequate and expensive. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. We have two issued U.S. patents and four pending U.S. patent applications relating to FloSeal. We also have ten issued U.S. patents and three pending U.S. patent applications relating to other products under development and other technologies invented by our research department. We also have two corresponding international patent applications filed under the Patent Cooperation

ITEM 2. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Treaty and may file additional patent applications outside the United States at a later date. Obtaining foreign patents may be more difficult than obtaining U.S. patents because of differences in patent laws. Protection provided by foreign patents, if obtained, and any other foreign intellectual property protection may be weaker than provided domestically. Any existing or new patent applications, domestic or international, may not result in:

     . the priority of our patent applications over others' applications or issued patents,

     .   the issuance of any patents, or

     .   any competitive advantage.

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

ITEM 2. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     .   capacity constraints,

     .   production yields,

     .   quality control, and

     .   shortages of qualified personnel.

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

WE MAY FACE PRODUCT LIABILITY CLAIMS RELATED TO THE USE OR MISUSE OF OUR
PRODUCTS.

ITEM 2. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

EARTHQUAKE DANGER.

The Company's corporate headquarters, including its manufacturing, research and development, sales and marketing and administrative activities are located near major earthquake fault lines. The Company could be materially adversely affected in the event of a major earthquake.

YEAR 2000 COMPLIANCE.

To date, all internal financial systems, network and telecommunications equipment have operated without any known impact or disruption related to Year 2000. Prior to December 31, 1999, these systems were verified or upgraded to be Year 2000 compliant or determined to have no material Year 2000 risk.

To date, we have not encountered any disruption of service or supply provided to us by third parties that could be attributable to Year 2000.

OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We used words such as "believes," "intends," "expects,"
"anticipates," "plans," and similar expressions identify forward-looking statements. This Form 10-K also contains third party estimates regarding the size and growth of the cardiovascular, spinal and vascular surgery markets, as well as the size of the suture and staples market and topical hemostat market and other marketing estimates. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for the reasons described above and elsewhere in this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No significant change has occurred since the filing by the Registrant on Form 10-K for the year ended December 31, 1999. Reference is made to Part II,
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 1999. The average interest rate for our available-for-sale securities, as of March 31, 2000 was 6.05% compared to 6.28% reported in the Form 10-K for the year ended December 31, 1999. The average interest rate for our cash and cash equivalents as of March 31, 2000 was 6.06% compared to 5.88% reported in the Form 10-K for the year ended December 31, 1999. No other material changes have occurred since the filing by the Registrant on Form 10-K for the year ended December 31, 1999.

Fusion Medical Technologies Inc. and RapiSeal are registered trademarks of Fusion Medical Technologies, Inc. FloSeal Matrix and FloSeal are trademarks of Fusion Medical Technologies, Inc.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits.
         ---------

               Exhibit
               -------
               Number                           Description
               --------         ---------------------------------------------
                 27.1           Financial Data Schedule.


    (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K
        -------------------
        during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.


                              FUSION MEDICAL TECHNOLOGIES, INC.


Date:  May 15, 2000              By: /s/  LARRY J. STRAUSS
                                     ---------------------------
                                                 Larry J. Strauss

                                          Vice President, Finance and
                                            Chief Financial Officer
                                         (Chief Accounting Officer and Duly
                                          Authorized Officer of the Registrant)