Form 10-Q
period 2000-06-30
FUSION MEDICAL TECHNOLOGIES INC
filed 2000-08-14
CIK 1013466

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of outstanding shares of the registrant's Common Stock was 11,224,920 as of August 3, 2000.

This report on Form 10-Q includes 25 pages with the Index to Exhibits located on page 24.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                                   INDEX TO
                              REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 2000


                                                                                           Page
                                                                                           ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets - June 30, 2000 (unaudited) and
              December 31, 1999........................................................       3

             Condensed Consolidated Statements of Operations - Three and Six Months
              Ended June 30, 2000 and 1999 (unaudited).................................       4

              Statements of Condensed Consolidated Cash Flows - Six Months Ended June
              30, 2000 and 1999 (unaudited)............................................       5

              Notes to Condensed Consolidated Financial Statements.....................       6

 Item 2.     Management's Discussion and Analysis of Financial Condition and Results
             of Operations.............................................................       9


Item 3.      Quantitative and Qualitative Disclosures About Market Risk................      22


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.........................................................      23

Item 2.      Changes in Securities and Use of Proceeds.................................      23

Item 4.      Submission of Matters to a Vote of Security Holders.......................      23

Item 6.      Exhibits and Reports on Form 8-K..........................................      24

             Signatures................................................................      25


PART I - FINANCIAL INFORMATION

I.   FINANCIAL STATEMENTS


                       FUSION MEDICAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                        June 30   December 31
                                                         2000        1999
                                                      ----------- -----------
                                                      (Unaudited)
                       ASSETS

Current assets:
       Cash and cash equivalents                      $   10,704    $  8,164
       Available-for-sale securities                       7,824       3,818
       Accounts receivable                                   345         147
       Inventory                                           1,150         582
       Prepaids and other current assets                     208         182
                                                      ----------    --------
         Total current assets                             20,231      12,893

 Property and equipment, net                               2,390       1,038
 Available-for-sale securities, long term                     --         996
 Restricted cash deposit                                   1,088       1,088
 Other long-term assets                                      205         201
                                                      ----------    --------

         Total assets                                 $   23,914    $ 16,216
                                                      ==========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                                  $    1,755    $  1,343
 Long-term obligations                                       298          87
                                                      ----------    --------
         Total liabilities                                 2,053       1,430
                                                      ----------    --------

 Common stock and other equity                            65,798      52,343
 Accumulated deficit                                     (43,937)    (37,557)
                                                      ----------    --------
         Total stockholders' equity                       21,861      14,786
                                                      ----------    --------

         Total liabilities and stockholders' equity   $   23,914    $ 16,216
                                                      ==========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                        Three Months Ended      Six Months Ended
                                                             June 30                June 30
                                                       --------------------    --------------------
                                                         2000       1999         2000        1999
                                                       --------    --------    --------    --------

Net revenues                                           $  1,078    $     25    $  1,760    $     25
                                                       --------    --------    --------    --------
Costs and expenses:
      Cost of sales and start-up manufacturing costs      1,233         145       2,289         145
      Research and development                            1,509       1,247       2,530       2,374
      Marketing and selling                               1,239         248       2,202         530
      General and administrative                            507         417       1,449         669
                                                       --------    --------    --------    --------
           Total costs and expenses                       4,488       2,057       8,470       3,718
                                                       --------    --------    --------    --------
                Operating loss                           (3,410)     (2,032)     (6,710)     (3,693)

      Interest income                                       171         146         341         225
      Interest expense                                       (5)         (7)        (10)        (14)
      Other income (expense), net                          --            (4)         (1)          3
                                                       --------    --------    --------    --------
                Net loss                               $ (3,244)   $ (1,897)   $ (6,380)   $ (3,479)
                                                       ========    ========    ========    ========
Basic and diluted net loss per share                   $  (0.31)   $  (0.21)   $  (0.63)   $  (0.43)
                                                       ========    ========    ========    ========
Shares used in computing basic and diluted net
      loss per share                                     10,363       8,886      10,195       8,027
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

                       FUSION MEDICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                      June 30
                                                                                --------------------
                                                                                  2000        1999
                                                                                --------    --------
Cash flows used for operating activities:
        Net loss                                                                $ (6,380)   $ (3,479)
        Adjustments to reconcile net loss to net cash used in
               operating activities:
               Depreciation and amortization                                         274         178
               Accretion of available-for-sale securities                             --          15
               Amortization of deferred compensation                                 183          87
               Changes in assets and liabilities:                                     --
                     Accounts receivable                                            (198)        (21)
                     Inventories                                                    (568)       (227)
                     Prepaids and other current assets                               (26)        (91)
                     Other assets                                                     (4)         44
                     Accounts payable                                                152         188
                     Accrued expenses                                                260        (454)
                                                                                --------    --------
                          Net cash used in operating activities                   (6,307)     (3,760)
                                                                                --------    --------

Cash flows from investing activities:
        Acquisition of property and equipment                                     (1,626)       (297)
        Purchases of available-for-sale securities                                (7,396)     (1,502)
        Sales and maturities of available-for-sale securities                      4,386       3,500
                                                                                --------    --------
                          Net cash (used in) provided by investing activities     (4,636)      1,701
                                                                                --------    --------

Cash flows from financing activities:
        Proceeds from issuance of common stock, net of issuance costs             13,270       8,163
        Proceeds from exercise of common stock options                                 2         142
        Proceeds from equipment loan financing                                       269        --
        Repayment of notes payable                                                   (58)        (58)
                                                                                --------    --------
                          Net cash provided by financing activities               13,483       8,247
                                                                                --------    --------

Net increase in cash and cash equivalents                                          2,540       6,188
Cash and cash equivalents, beginning of period                                     8,164       4,151
                                                                                --------    --------
Cash and cash equivalents, end of period                                        $ 10,704    $ 10,339
                                                                                ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)


1.   Basis of presentation

The accompanying condensed consolidated financial statements of Fusion Medical Technologies, Inc. (the "Company" or "Fusion") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2000, and the condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the consolidated operating results and cash flows for those periods. Although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.


2.   Net loss per share

Basic and diluted loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of diluted net loss per common share as their effect is anti-dilutive. Stock options to purchase 2,397,846 and 1,323,993 shares of common stock at prices ranging from $0.16 to $16.00 per share were outstanding at June 30, 2000 and 1999, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive. At June 30, 2000 and 1999 there were warrants outstanding to purchase 12,785 shares of common stock at an exercise price of $4.00. These warrants have been excluded from the computation of diluted loss per common share because they were antidilutive.


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


4.  Inventory

Inventory is recorded at the lower of cost or market using the FIFO method. Inventories consist of the following (in thousands):

                     June 30     December 31
                       2000         1999
                     -------     -----------
  Finished goods     $   293     $    195
  Work in process        516          150
  Raw materials          342          237
                     -------     -----------
                     $ 1,150     $    582
                     =======     ===========

5.  Debt

In December 1997, we signed an agreement for a bank loan facility to finance equipment up to a total of $3,500,000. Available credit under this facility, as amended, expired in February 1998. The facility is collateralized by the equipment financed. The loan balance is subject to a floating interest rate equal to the bank's prime rate plus 1.5% per annum (11.0% at June 30, 2000). As of June 30, 2000, we had drawn down $146,000 on the loan facility. In connection with this loan facility, we issued a warrant to purchase 4,500 shares of common stock at an exercise price of $4.00 per share. This warrant expires in December 2002. These facilities are subject to specific positive and negative covenants that include restrictions on the declaration or payment of any dividend or any other distribution on any of its capital stock. The Company was in compliance with those covenants at June 30, 2000.

On April 17, 2000, the Company accepted a commitment from Transamerica Business Credit Corporation - Technology Finance Division to finance up to a total of $3,000,000 toward production equipment, research & development equipment, computer equipment and office furnishings. A maximum of $900,000 of this total can be used to finance tenant improvements. Each loan term commences upon delivery of the equipment having an aggregate cost of $75,000 or more and will continue for 48 months. The interest rate is variable and based on 4-year U.S. Treasury Securities plus 737 basis points. The interest rate becomes fixed at the commencement of each loan for the complete term. A balloon payment of 10% of the original principal amount of each loan is due at the end of each loan term. Draw down capability under this facility will expire on December 31, 2000. As of June 30, 2000, we had drawn down $392,000 on the loan facility.

6.  Recent Accounting Pronouncements

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB101"). In June 2000 the SEC issued SAB 101B, which deferred the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the effect of adopting SAB 101 and will comply with its requirements in the fourth quarter of fiscal 2000.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FIN44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB25" which is effective July 1, 2000. The Company does not expect FIN44 will have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth in "Business - Additional Factors That Might Affect Future Results" commencing on page 15 and those set forth under Item 1 in the Company's Annual Report filed on Form 10-K for the Year Ended December 31, 1999.


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

     In December 1998, we completed a 309 patient clinical trial. The primary endpoint of the clinical trial, which included cardiac, vascular and spinal surgery patients, was to show FloSeal stopped bleeding within 10 minutes of application at least as frequently as the Gelfoam plus thrombin control. The trial showed FloSeal stopped patients' bleeding within 10 minutes in 96% of all patients treated with FloSeal, whereas Gelfoam plus thrombin stopped patients' bleeding within 10 minutes in 77% of all patients in the control group. The trial also showed FloSeal stopped heavy cardiac bleeding within three minutes in 77% of patients, as compared to 0% for the control group where Gelfoam plus thrombin was used. Lastly, FloSeal stopped patients' bleeding at least two times more quickly than Gelfoam plus thrombin.

     We have reported $1,760,000 in revenue for the first half of 2000 and $25,000 in revenue for the first half of 1999. We also anticipate, however, incurring increased expenses relating to FloSeal sales and marketing, research and development, manufacturing and general and administrative expenses. We have not achieved, nor do we expect to achieve, profitability before 2001.

     We are also developing additional bleeding control products based upon the core technology underlying FloSeal. These products include a configuration of FloSeal for use in ear, nose and throat (ENT) surgeries, a femoral artery puncture sealing device for use following vascular interventional procedures and the FloSeal sponge, a dry, sponge-like formulation of FloSeal requiring no mixing, for use in various surgical and non-surgical settings. We expect to begin commercial shipments with our ENT configuration of FloSeal by the end of 2000. We expect to begin clinical trails for the femoral artery closure device before the end of 2000. Future products require approvals by the FDA and other regulators, which cannot be guaranteed.

     We have been expanding our manufacturing capacity in order to be able to meet the anticipated product supply requirements for commercial sale of FloSeal. In November 1999, we entered into a lease for a 72,500 square foot building in Fremont, California. In conjunction with this new facility, we anticipate spending a total of approximately $5.0 million for leasehold improvements, the purchase of equipment for production, research and development, and office furnishings and equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     As of June 30, 2000, we had an accumulated deficit of $44 million. Operating losses are expected to continue at least through 2001.


RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2000 and 1999
-------------------------------------------------


NET REVENUES

     We recorded revenues of $1,078,000 and $25,000 for the three months ended June 30, 2000 and 1999 respectively. We recorded revenues of $1,760,000 and $25,000 for the six months ended June 30, 2000 and 1999 respectively. We commenced selling FloSeal in the U.S. in December 1999. The Company achieved limited revenue for the same three months ended June 30, 1999 after FloSeal received CE Mark approval to market in Europe in April 1999.

COST OF SALES AND START-UP MANUFACTURING COSTS

     We recorded cost of sales and start up manufacturing costs of $1,233,000 and $145,000 for the three months ended June 30, 2000 and 1999 respectively. For the six months ended June 30, 2000, we recorded cost of sales and start up manufacturing costs of $2,289,000 compared to $145,000 for the six months ended June 30, 1999. The increase was due to the start-up of production related to the commercial sales of FloSeal. We anticipate that cost of sales and start-up manufacturing costs will increase in future periods in connection with the continued commercial launch of FloSeal.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 21% to $1,509,000 in the three months ended June 30, 2000 compared to $1,247,000 in the three months ended June 30, 1999. For the six months ended June 30, 2000, research and development expenses increased 7% to $2,530,000 compared to $2,374,000 for the six months ended June 30, 1999. The increase for the three and six months ended June 30, 2000 are primarily a result of the Company's work to advance development of new configurations of FloSeal and new products based on the FloSeal technology. For the full fiscal year 2000, the Company believes research and development expenses are likely to exceed those of 1999 as the Company devotes more resources to the support of new products based on the FloSeal technology.

MARKETING AND SELLING

     Marketing and selling expenses increased 402% to $1,239,000 in the three months ended June 30, 2000, compared to $247,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, marketing and selling expenses increased 262% to $2,202,000 compared to $608,000 for the six months ended June 30, 1999. The increase for the three and six months ended June 30, 2000 is the result of increases in expenses associated with sales and marketing efforts to establish a direct sales force and marketing efforts to launch FloSeal in the U.S. and Europe. We anticipate that sales and marketing expenditures will increase in future periods in connection with the continued commercial launch of FloSeal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased 21% to $507,000 in the three months ended June 30, 2000, compared to $418,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expenses increased 145% to $1,449,000 compared to $591,000 for the six months ended June 30, 1999. The increase for the three and six months ended June 30, 2000 was primarily attributable to addition of our new Fremont headquarters and an increase in staff and administrative expenses in preparation for and following the sales launch of FloSeal. The Fremont facility was unoccupied during construction improvements from January through March 2000. Occupancy by management, sales and marketing, administrative and limited research personnel began on April 3, 2000. Additional personnel, including some manufacturing activities, are anticipated to move to Fremont in the third quarter 2000. We anticipate that general and administrative expenditures will increase in future periods.

INTEREST INCOME

      Interest income increased 15% to $171,000 for the three months ended June 30, 2000 compared to $146,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000 interest income increased 52% to $341,000 compared to $225,000 for the six months ended June 30, 1999. The increase was attributable primarily to the increase balance of the Company's cash, cash equivalents and available-for-sale securities resulting from two private placement financings in November 1999 and June 2000.

NET LOSS

      As a net result of the items discussed above, net loss was $3,244,000 for the three months ended June 30, 2000 as compared to the net loss of $1,897,000 for the three months ended June 30, 1999. The net loss was $6,380,000 for the six months ended June 30, 2000 as compared to $3,479,000 for the six months ended June 30, 1999.



LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2000, the Company's cash, cash equivalents and available-for-sale securities, including long-term portion, were $18,528,000 compared to $12,978,000 at December 31, 1999.

      For the six months ended June 30, 2000 and 1999, the Company's operations consumed cash of $6,307,000 and $3,760,000, respectively. The increase in cash consumed by operations was due primarily to the increase in the net loss of operations as well as an increase in accounts receivable and inventories. The Company expects the use of cash in operating activities to continue to increase through calendar year 2000 and into 2001 as it continues to devote resources to the commercialization of FloSeal and develops other products based on the FloSeal technology.

      For the six months ended June 30, 2000 and 1999, the Company's investing activities used cash of $4,636,000 and provided cash of $1,701,000, respectively. The increase in cash used was primarily due to the purchase of available-for-sale securities and the increase in the acquisition of plant, property and equipment. The Company expects the cash provided by investing activities to increase through

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

calendar year 2000 as it continues to build manufacturing capacity to support the commercialization of FloSeal.

     For the six months ended June 30, 2000 and 1999, the Company's financing activities provided cash of $13,483,000 and $8,247,000, respectively. The increase in cash provided was due to selling 1.1 million shares of our common stock through a private placement financing concluded in June 2000. The private placement offering resulted in net proceeds of approximately $13.0 million.


     In December 1997, we signed an agreement for a bank loan facility to finance equipment up to a total of $3,500,000. Available credit under this facility, as amended, expired in February 1998. The facility is secured by the equipment financed. The loan balance is subject to a floating interest rate equal to the bank's prime rate plus 1.5% per annum (11.0% at June 30, 2000). As of June 30, 2000, we had drawn down $146,000 on the loan facility. In connection with this loan facility, we issued a warrant to purchase 4,500 shares of common stock at an exercise price of $4.00 per share. This warrant expires in December 2002. These facilities are subject to specific positive and negative covenants that include restrictions on the declaration or payment of any dividend or any other distribution on any of its capital stock. The Company was in compliance with those covenants at March 31, 2000.

     In April 2000, we accepted a commitment from Transamerica Business Credit Corporation - Technology Finance Division to finance up to a total of $3,000,000 toward production equipment, research & development equipment, computer equipment and office furnishings. A maximum of $900,000 of this total can be used to finance tenant improvements. Each loan term commences upon delivery of the equipment having an aggregate cost of $75,000 or more and will continue for 48 months. The interest rate is variable and based on 4-year U.S. Treasury Securities plus 737 basis points. The interest rate becomes fixed at the commencement of each loan for the complete term. A balloon payment of 10% of the original principal amount of each loan is due at the end of each loan term. Draw down capability under this facility will expire on December 31, 2000. As of June 30, 2000, we had drawn down $392,000 on this loan facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB101"). In June 2000 the SEC issued SAB 101B, which deferred the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the effect of adopting SAB 101 and will comply with its requirements in the fourth quarter of fiscal 2000.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FIN44 "Accounting for Certain Transactions Involving Stock Compensation -an interpretation of APB25" which is effective July 1, 2000. The Company does not expect FIN44 will have a material impact on its financial statements.



ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

THE FOLLOWING FACTORS REPRESENT SOME OF OUR CHALLENGES WHICH CREATE RISK AND UNCERTAINTY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. THIS FORM 10-Q ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.


WE DID NOT GENERATE ANY REVENUES IN 1998 AND GENERATED ONLY MODEST REVENUES IN 1999. WE HAVE A HISTORY OF LOSSES. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE, AND WE MAY NEVER ACHIEVE PROFITABILITY.

     We have not been profitable since our inception in 1992. Through 1998, we did not generate any revenues, other than modest revenues in 1996 and 1997 from the sale of the RapiSeal patch, a product that we discontinued in 1997. We generated only $254,000 of revenues in 1999 and $1,760,000 in the first half of 2000. We incurred net losses of $10.0 million in 1997, $7.7 million in 1998, $8.3 million in 1999 and $6.4 million in the first half of 2000. As of June 30, 2000, we had an accumulated deficit of $44 million. We expect to increase our operating expenses to market our current commercial product, FloSeal, and to develop other products. The amount of future net losses and the time required to achieve profitability are highly uncertain. We do not expect to achieve profitability before at least 2001, and we may never achieve profitability. If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

WE EXPECT QUARTERLY REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY IN FUTURE PERIODS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

     Our limited operating results have varied widely in the past, and we expect they will continue to vary significantly from quarter to quarter as we attempt to commercially produce and establish FloSeal and our other products under development in the market. Our quarterly results may fluctuate for many reasons, including:

     .    our limited operating history,

     .    our dependence on FloSeal to provide future revenue, and

     . our lack of experience in manufacturing and marketing FloSeal in commercial quantities.

     As a result of these fluctuations and uncertainties in our operating results, we believe quarter-to-quarter or annual comparisons of our operating results are not a good indication of our future performance. In addition, at

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

some point in the future, these fluctuations may likely cause us to perform below the expectations of public market analysts and investors. If our results were to fall below market expectations, the price of our common stock would likely fall.

WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO MANUFACTURE FLOSEAL IN SUFFICIENTLY HIGH VOLUMES AT COMMERCIALLY REASONABLE COSTS.

     We have limited experience manufacturing FloSeal or any of our other products in the quantities necessary to achieve significant commercial sales. We cannot be certain we will be capable of reliable, high-volume manufacturing at commercially reasonable costs. We could encounter problems relating to:

     .    capacity constraints,

     .    production yields,

     .    quality control,

     .    shortages of qualified personnel, and

     .    raw materials supply.

     These problems could affect our ability to adequately increase and maintain uninterrupted production of our products and fill customer orders on a timely basis, in which case we may not be able to increase revenues. Furthermore, the adverse consequences of these problems could have a disproportionately large effect on us because the manufacturing of FloSeal is centralized in a single facility.

     In addition, our manufacturing facilities are subject to the Quality System Regulation of the FDA, international quality standards and other regulatory requirements. Our failure to implement and maintain our facilities in accordance with these regulatory requirements and standards will result in a delay or termination of production. Any delay or termination of production would materially and adversely affect our ability to manufacture commercially necessary volumes and our ability to generate revenue.

WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET AND SELL FLOSEAL.

     We depend on the success of FloSeal, our lead product and currently only commercial source of revenue. We received the necessary regulatory approval for the commercial sale of FloSeal in the U.S. in December 1999 and the necessary regulatory approval for the commercial sale of FloSeal in the European Union in April 1999. Our success, if any, will depend on the medical community's acceptance of FloSeal and our ability to increase commercial manufacturing and to develop an effective sales, marketing and distribution capability. We cannot predict how quickly, if at all, the medical community will accept FloSeal. Similarly, we cannot predict the extent to which FloSeal will be used. A surgeon's use of FloSeal will require a change from more familiar products that are currently available. We cannot assure you of our ability to cause such a change. For example, we were not able to successfully market our prior product, RapiSeal, which we discontinued in 1997. FloSeal will have to be priced competitively and offer clinically significant advantages over other commercially available products in order to achieve market acceptance. Even if the market generally accepts FloSeal, surgeons may choose to use it in fewer procedures than we project. If FloSeal does not achieve significant market acceptance or we are unsuccessful in increasing commercial manufacturing or in developing an effective sales, marketing and distribution capability, we may not be able to increase our revenues while our costs will continue to rise.

OUR ABILITY TO ACHIEVE SIGNIFICANT REVENUE WILL DEPEND ON OUR ABILITY TO ESTABLISH EFFECTIVE SALES, MARKETING AND DISTRIBUTION CAPABILITIES.

     Our ability to achieve significant revenue will depend heavily on our success in establishing effective sales and marketing capabilities through a combination of a direct sales force and collaboration and distribution

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

arrangements. We have built our own sales force to address only the cardiac and vascular surgical markets for FloSeal in the U.S. We have only limited experience in establishing and managing a direct sales force. We cannot be certain we can establish and manage an effective direct sales force for FloSeal. To the extent we rely on our direct sales force, we compete with other companies that have greater experience and better-funded marketing and sales operations.

     We depend on distribution arrangements for sales, marketing and distribution of FloSeal in international markets. We have a distribution arrangement with Sulzer Spine-Tech for the worldwide distribution of Proceed, which is a configuration of FloSeal for the spinal and cranial surgical markets. We have entered into distribution agreements with European regional distributors for the distribution of FloSeal in the cardiac and vascular surgical markets in the European Union. Our distributors may be unable to satisfy minimum purchase agreement requirements or achieve projected sales levels under the distribution agreements, which could result in the termination of their agreements and a material adverse affect on our business, financial condition and results of operations. In addition, several of our agreements with regional distributors have one-year terms. The distributors are under no obligation to renew these agreements. As a result, we may need to seek new arrangements to sell and distribute FloSeal and our other products under development or to expand our own direct sales capabilities. Securing new partners or distributors is a time-consuming process, and there is no guarantee that the negotiations with new distributors will result in arrangements on commercially reasonable terms.
There can be no assurance that the terms of new arrangements will be favorable to us. In addition, there can be no assurance that our distributors will not distribute other products that compete directly with FloSeal or new products developed by competitors that may prove to be more effective or cost efficient alternatives than our products.

WE MAY BE UNABLE TO MARKET AND SELL FLOSEAL EFFECTIVELY BECAUSE THE MARKET FOR HEMOSTATIC PRODUCTS IS HIGHLY COMPETITIVE.

     The market for products that control surgical bleeding is highly competitive. FloSeal and our other products under development compete with a variety of products, such as topical hemostats, fibrin glues and other types of surgical sealants and adhesives.

     Competing products are manufactured and sold by several companies, including Pharmacia & Upjohn (maker of Gelfoam), Baxter International (maker of Tisseel, a fibrin glue product) and Johnson & Johnson. We cannot be certain that FloSeal or our other products under development will be able to compete successfully against these companies or any other products or companies that may enter the marketplace.

     Our major competitors have several competitive advantages over us, such as:

     .    greater name recognition,

     .    broader product lines,

     .    greater marketing and sales personnel resources,

     .    stronger distribution networks,

     .    greater capital resources,

     .    larger regulatory compliance staffs, and

     . larger technological, research and development and clinical staffs and facilities.

     Our competitors may develop future products that are more effective, easier to use or more economical than FloSeal or our other products under development. Our competitors may also use technologies that could render our technology or products obsolete or unable to compete. Additionally, we cannot assure you that our marketing or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

other strategic partners, such as Sulzer Spine-Tech, will not pursue parallel development of technologies or products that compete with FloSeal or our products under development.

     Smaller companies, such as Bard, CryoLife and Cohesion, may also prove to be significant competitors, particularly through collaborative arrangements with large companies. Academic institutions, government agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product development and marketing. In addition, these companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

WE PURCHASE KEY RAW MATERIALS FROM SINGLE SUPPLIERS, WITH WHOM WE DO NOT HAVE LONG TERM SUPPLY ARRANGEMENTS.

     We currently purchase essential elements of FloSeal and sterilization services from single suppliers. We purchase bovine hides from Spear Products and thrombin from GenTrac, Inc. We do not have long-term supply arrangements with these suppliers. In the event that raw materials from any of our current single-source suppliers become unavailable for any reason, we will be required to identify alternative suppliers. Identifying and utilizing additional or replacement suppliers for any of the components in FloSeal may not be accomplished quickly and could involve significant additional costs. In addition, because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or the packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. Our failure to obtain any of the components used to manufacture FloSeal from alternative suppliers or any delay in qualifying a new supplier could limit our ability to manufacture FloSeal and would have a material adverse affect on our business, financial condition and results of operations.

WE MANUFACTURE FLOSEAL IN A SINGLE MANUFACTURING FACILITY, WHICH IS LOCATED IN THE SAN FRANCISCO BAY AREA IN CALIFORNIA. A NATURAL DISASTER IS POSSIBLE AND COULD RESULT IN PROLONGED INTERRUPTION OF OUR BUSINESS.

     We currently manufacture FloSeal in our Mountain View, California facility. We plan to continue manufacturing FloSeal only in that facility until at least the middle of 2001. After expiration of the Mountain View lease at the end of 2001, we intend to centralize all manufacturing activities at the Fremont facility. Both facilities are located in the San Francisco Bay Area in California, which is a seismically active area. With our manufacturing centralized in a single facility, a natural disaster, such as an earthquake, fire or flood, could substantially disrupt our manufacturing operations or destroy our facilities. This could cause delays and cause us to incur additional expenses and adversely affect our reputation with our customers and our distributors. In addition, since the real estate market in the San Francisco Bay Area is extremely competitive and is likely to remain competitive, an alternative facility may not be available on commercially reasonable terms if we suffer a catastrophic loss from a natural disaster.

IF WE ARE UNABLE TO EFFECTIVELY DEVELOP AND COMMERCIALIZE NEW PRODUCTS, OUR REVENUES MAY DECLINE.

     To be successful, we will need, in part, to develop, market and sell products other than FloSeal. We are developing FloSeal for ear, nose and throat surgeries, the FloSeal sponge and our femoral artery vascular closure device. There can be no assurance that we will be able to successfully develop these products or, if developed, we will generate revenues or profits from these products. For example, we were not able to successfully market our prior product, RapiSeal, which we discontinued in 1997. Successful marketing and sale of our products under development depends, in significant part, on our ability to:

     .    complete product development in a timely fashion,

     .    obtain and maintain patents or other proprietary protections,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     .    obtain required regulatory approvals from the FDA and other regulatory authorities,

     .    implement efficient, commercial-scale manufacturing processes,

     .    gain early entry into relevant markets,

     . establish sales, marketing, distribution and development collaborations, and

     .    demonstrate the efficacy and competitiveness of our products.

     If new industry standards emerge that we do not anticipate or adapt to, our products could be rendered obsolete and our revenues may decline. A number of factors, including research and development or manufacturing difficulties, could delay or prevent us from developing, introducing or marketing new products. In addition, our competitors may introduce new products before we do and achieve a competitive advantage in our targeted markets.

SIGNIFICANT INCREASES IN OPERATING EXPENSES IN THE FUTURE MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     We plan to significantly increase our operating expenses to expand our manufacturing, sales and marketing efforts, our customer support capability and levels of product development. Our operating budget is based on our expectations of future revenues and is relatively fixed in the short term. If revenues fall below our expectations, we will not be able to quickly reduce our spending, which would materially adversely affect our operating results and financial condition. In addition, our revenue may fluctuate significantly due to limited operating history and lack of experience in manufacturing and marketing FloSeal.

ADDITIONAL FUNDING MAY NOT BE AVAILABLE TO US OR, IF AVAILABLE, MAY NOT BE AVAILABLE ON COMMERCIALLY REASONABLE TERMS.

     We may need additional funding for research and product development, obtaining regulatory approvals, increasing manufacturing capabilities, enhancing sales and marketing capabilities, working capital needs and for other operating and general corporate expenses. Future financing strategies may include:

     .    partnering relationships with larger medical device companies,

     .    bank facilities, or

     .    debt or additional equity offerings.

     We cannot be certain that funding from any source will be available to us on commercially reasonable terms, if at all. The amount and the timing of raising additional funds will depend primarily on our ability to generate revenues from the sale of FloSeal. We generated only $254,000 from sales of FloSeal in the year ended December 31, 1999 and $1,760,000 in the six months ended June 30, 2000. Our inability to obtain any needed additional funding on commercially reasonable terms may force us to limit the marketing and sale of FloSeal, limit one or more of our research and development programs or obtain financing through arrangements that may require us to relinquish rights to certain of our products, any of which could materially and adversely affect our operating results or financial condition.

WE MAY INCUR SIGNIFICANT COSTS IN MAINTAINING COMPLIANCE WITH REGULATIONS GOVERNING OUR MANUFACTURING OPERATIONS.

     We are required to maintain compliance with the good manufacturing practice requirements of the FDA's Quality System Regulation for medical devices, as well as regulatory authorities in the European Union. The Quality System Regulation and the European regulatory requirements relate to product testing and quality assurance, as well

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

as the maintenance of records and documentation. The FDA and the European regulatory authorities enforce their regulatory requirements through periodic inspections. We can provide no assurance that we will be able to maintain compliance on an on-going basis. If we or any third-party manufacturer of our products or active ingredients do not conform to the Quality System Regulation or the requirements of the European regulatory authorities, we will be required to find alternative manufacturers that do conform to the Quality System Regulation. This may be a long and costly process. The FDA must approve alternative third-party manufacturers before they can commercially manufacture our products or active ingredients. We may have to incur significant costs to comply with laws and regulations and our failure to comply could lead to penalties that could have a material and adverse affect on our operating results or financial condition.

IF WE FAIL TO MAINTAIN REGULATORY APPROVALS FOR FLOSEAL, OUR BUSINESS WILL
SUFFER.

     Although we have obtained regulatory approval of FloSeal in the U.S. for almost all surgical applications and in the European Union for all surgical applications, we continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

     .    product changes or modifications,

     .    product manufacturing,

     .    manufacturing quality control requirements,

     .    reporting requirements to regulatory agencies,

     .    unapproved, off-label uses, and

     .    product sales and distribution.

     If we fail to comply with medical device laws or regulations, we may be fined and restricted from selling our products. If the FDA believes that we are not complying with the law, it can:

     .    detain or seize our products,

     .    issue a recall,

     .    enjoin future violations, and

     .    assess civil and criminal penalties against us.

     In addition, regulations are subject to change. We cannot predict the effect, if any, that such changes might have on our business. Our failure to comply with regulatory requirements could have a material adverse effect on our business.

     Our regulatory approval for the sale of FloSeal in the U.S. and the European Union could also be rescinded. For example, one of our principal competitors has claimed that FloSeal was improperly certified for sale in Germany as a medical device. The competitor claimed that FloSeal should be regulated as a drug. While no regulatory authority determined that our competitor's claim was correct, an adverse determination could restrict our ability to market and sell FloSeal in the U.S. or the European Union.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

WE MAY NOT BE ABLE TO EXPAND THE INTERNATIONAL SALE OF OUR PRODUCTS WITHOUT FURTHER APPROVALS.

     Marketing of FloSeal outside of the U.S. requires compliance with local regulatory requirements. While we have obtained regulatory approval for the commercial sale of FloSeal as a medical device in the European Union, we have not yet received approval in other international markets. Without approval we will not be able to expand our international sales. In addition, if the regulatory approval we obtained for the commercial sale of FloSeal in the European Union is rescinded or otherwise becomes unavailable to us, we would not be able to market and sell FloSeal in Europe Union without subsequent regulatory approval.

FAILURE TO OBTAIN REGULATORY APPROVAL FOR ADDITIONAL CONFIGURATIONS OF FLOSEAL AND OUR OTHER PRODUCTS UNDER DEVELOPMENT COULD SIGNIFICANTLY HARM OUR ABILITY TO GENERATE REVENUE.

     The Center for Devices and Radiological Health, a division of the FDA, regulates applications of FloSeal technology. Before we can market additional configurations of FloSeal or any of our other products under development in the U.S., we must show that our products are safe and effective. We must also obtain approval from the FDA, which cannot be guaranteed. We may be required to complete clinical trials and obtain approval for additional applications of FloSeal technology before they may be marketed. The FDA may also limit the commercial claims and uses of any of our future products.

     Similar requirements or restrictions apply in the European Union and elsewhere to the marketing and sale of additional configurations of FloSeal and our other products under development. If we are unable to obtain regulatory approval, our anticipated revenues would be materially and adversely affected, as well as our results of operations and financial condition.

OUR FUTURE SUCCESS WILL DEPEND IN PART ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. OUR INABILITY TO ENFORCE THESE RIGHTS COULD CAUSE US TO LOSE SALES AND ANY COMPETITIVE ADVANTAGE WE HAVE.

     We have four issued U.S. patents relating to FloSeal. We also have 10 issued U.S. patents and three pending patent applications relating to our other products under development and other technologies invented by our research department. We also have two corresponding international patent applications filed under the Patent Cooperative Treaty, which provides certain rights overseas with respect to our patents. Our success depends to a significant degree on our ability to protect and preserve our intellectual property. To protect our intellectual property rights, we rely on the patent laws of the U.S. and the other countries where we market and sell FloSeal or intend to market and sell FloSeal or our other products under development. However, we cannot be certain that the steps we have taken will prevent third parties from using our technology without our authorization or independently developing technology without our authorization or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the U.S. In addition, we cannot assure you that patents will issue from our applications or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect our technologies.

     The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales and otherwise harm our business. Although we do have several issued U.S. patents and several pending U.S. patent applications, our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products in the U.S. or elsewhere. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our proprietary technology. We may not be able to secure registration with respect to our pending patent applications. Failure to secure these registrations may limit our ability to protect the intellectual property rights that these applications are intended to cover.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

WE MAY BE PREVENTED FROM MARKETING AND SELLING FLOSEAL OR OUR OTHER PRODUCTS UNDER DEVELOPMENT IF THEY INFRINGE EXISTING PATENTS OR PATENTS THAT HAVE NOT YET ISSUED.

     Although we have conducted searches, there can be no assurance that third-party patents or other intellectual property rights will not cover FloSeal or our products under development. If they do, the continued development and marketing of our products would require a license under those patents or other intellectual property rights. There can be no assurance that required licenses will be available to us on commercially reasonable terms, if at all. If we do not obtain the licenses, we could encounter delays in product introductions while we attempt to design around the third-party patents, or we could be completely blocked from developing, manufacturing or selling products requiring the licenses.

     Moreover, since U.S. patent applications are not a matter of public record, a patent application could currently be on file that would stand in our way of obtaining an issued patent. Interference proceedings declared by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings could result in substantial costs to us and a diversion of management focus, and could have a material adverse effect on our business, financial condition and results of operations. In addition, a number of medical device and other companies, universities and research institutions have filed patent applications or may have been issued patents relating to compositions and methods for surgical sealing. The issuance of any of these potentially competing patents could materially and adversely affect our business, results of operations and financial condition.

CLAIMS THAT WE INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS COULD RESULT IN SIGNIFICANT EXPENSES AND RESTRICTIONS ON OUR ABILITY TO SELL FLOSEAL AND OUR OTHER PRODUCTS UNDER DEVELOPMENT.

     We may be subject to litigation in which we would have to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights that may conflict with our business. Any infringement claims could result in costly litigation, divert the efforts of our management personnel, cause product shipment delays, require us to enter into royalty or licensing agreements, require us to pay damages, harm our reputation or prevent us from manufacturing, marketing or selling FloSeal or any of our other products under development. Moreover, if we were to discover that FloSeal or any of our products under development violated third-party intellectual property rights, we might be unable to redesign it to avoid violating their rights or to obtain a license to use the third-party intellectual property on commercially reasonable terms.

FAILURE BY OUR CUSTOMERS TO OBTAIN ADEQUATE THIRD-PARTY REIMBURSEMENT FOR THE PROCEDURES UTILIZING FLOSEAL COULD ADVERSELY AFFECT OUR ABILITY TO MARKET AND SELL FLOSEAL AND GENERATE REVENUES.

     Our U.S. customers generally rely on third-party insurers, such as federal Medicare, state Medicaid and private health insurance plans, to reimburse some or all of the cost of a procedure in which FloSeal will be used. We expect to sell FloSeal based on a prospective payment system. In a prospective payment system, the cost of FloSeal would be incorporated in the overall cost of the surgical procedures that use FloSeal instead of providing for a separate reimbursement for our products. However, we cannot assure you that third-party insurers will reimburse our customers for the cost of FloSeal. Our financial success depends, in part, on our customers obtaining satisfactory reimbursement for surgical procedures that use FloSeal. Failure by our customers to obtain sufficient reimbursement for these procedures or adverse changes in governmental and private insurance policies toward reimbursement for these procedures could result in reduction or elimination of purchases of FloSeal, which would materially and adversely affect our revenues. Since FloSeal is priced at a premium to corresponding widely used hemostats, our business may also be materially and adversely affected by the continuing efforts of third-party insurers to contain or reduce healthcare costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     International market acceptance of FloSeal and other products that we may develop in the future is dependent, in part, on the availability of reimbursement for the prevailing healthcare payment systems for our products or procedures that use our products. Reimbursement and healthcare payment systems in international markets vary significantly and include both government-sponsored healthcare and private insurance. We intend to seek reimbursement approvals where applicable. We cannot be certain any such approvals will be obtained in a timely manner, if at all. Failure to receive reimbursement approvals in the international market could materially and adversely affect our ability to market and sell FloSeal and generate revenue.

THE EUROPEAN FEAR OF "MAD COW DISEASE" COULD ADVERSELY IMPACT ACCEPTANCE OF OUR PRODUCTS IN EUROPE.

     There is uncertainty as to the acceptance in the European Union of products that incorporate products derived from cows. This uncertainty is due to concerns about "mad cow disease". This disease is believed to be transmitted from cows to humans and may cause serious illness or death. FloSeal and our other products under development contain thrombin and gelatin derived from bovine tissue from cows. A delay in European acceptance of FloSeal could materially and adversely affect our ability to market and sell FloSeal and our other products under development.

WE MAY FACE PRODUCT LIABILITY CLAIMS RELATED TO THE USE OR MISUSE OF OUR PRODUCTS. OUR INSURANCE COVERAGE IS LIMITED.

     We face risk of product liability claims. There can be no assurance that we will not experience losses due to product liability claims. We currently maintain liability insurance with combined coverage limits of $3.0 million on a claims-made basis. We cannot be certain that the size or the coverage of our insurance is adequate. The insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims against us, regardless of their merit, could materially and adversely affect our business, results of operations and financial condition due to the cost of defending against such claims and diversion of management attention.

WE MAY BE UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES, WHO WE NEED TO BE SUCCESSFUL.

     We are highly dependent on certain members of our management and research and development staff. The loss of any of these persons, or our inability to recruit additional personnel necessary for our business, could substantially impair our research and development efforts and impede our ability to develop and commercialize our products. Recruiting and retaining qualified technical and managerial personnel will also be critical to our success. Our business is located in the San Francisco Bay Area in California, where demand for experienced personnel is extremely high and is likely to remain high. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. We may not be able to recruit and retain qualified employees on commercially reasonable terms, which could materially and adversely affect our ability to achieve profitability.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No significant change has occurred since the filing by the Registrant on Form 10-K for the year ended December 31, 1999. Reference is made to Part II,
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 1999. The average interest rate for our available-for-sale securities, as of June 30, 2000 was 6.24% compared to 6.28% reported in the Form 10-K for the year ended December 31, 1999. The average interest rate for our cash and cash equivalents as of June 30, 2000 was 6.55% compared to 5.88% reported in the Form 10-K for the year ended December 31, 1999. No other material changes have occurred since the filing by the Registrant on Form 10-K for the year ended December 31, 1999.

Fusion Medical Technologies Inc., FloSeal and RapiSeal are registered trademarks of Fusion Medical Technologies, Inc. FloSeal Matrix is a trademark of Fusion Medical Technologies, Inc.

PART II-OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Registrant closed a private placement offering of 1.1 million shares of our common stock on June 8, 2000. The private placement offering resulted in net proceeds to the Registrant of approximately $13.0 million.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on June 15, 2000 at 10:00 a.m. local time, at its principal corporate offices located at 34175 Ardenwood Blvd., Fremont, CA. The Annual Meeting was held for the purpose of (a) electing one Class I Director to serve for two years expiring upon the 2002 Annual Meeting of the Stockholders and electing one Class II Director to serve for three years expiring upon the 2003 Annual Meeting of the Stockholders, (b) approving an amendment to the Company's 1993 Stock Option Plan, (c) ratifying the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2000, and (d) transacting such other business as may properly come before the Annual Meeting. The three matters were voted upon and approved:

     1) J. Michael Egan was duly elected as a Class I Director to serve for two years expiring upon the 2002 Annual Meeting of the Stockholders, or until a successor is duly elected and qualified, with 8,524,578 votes cast for election and 151,935 votes withheld. Douglas E. Kelly, M.D. was duly elected as a Class II Director to serve for three years expiring upon the 2003 Annual Meeting of the Stockholders, or until a successor is duly elected and qualified, with 8,522,878 votes cast for election and 153,635 votes withheld.

     2) The Amendment to the 1993 Stock Option Plan increasing the number of shares of Common Stock authorized for issuance by 950,000 shares to 3,590,492 shares was approved with 4,499,223 votes cast for the amendment, 1,711,243 votes against, and 43,273 votes abstained.

     3) PricewaterhouseCoopers LLP was appointed the Independent Accountants for the fiscal year ended December 31, 2000 with 8,663,575 votes cast for the appointment, 7,745 against, and 4,193 abstained.

Three directors were not up for election at the June 2000 meeting. Their names and term expiration are as follows:

          Name                          Term expires upon the
                                        annual meeting in this year
          Vaughn D. Bryson              2001
          Gordon W. Russell             2001
          Philip M. Sawyer              2001
          Olav B. Bergheim              2002

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          ---------

               Exhibit
               Number                        Description
               -------         -------------------------------------------------
                4.2(1)         Stock Purchase Agreement dated as of June 7,
                               2000.
               27.1            Financial Data Schedule.

                   (1) Incorporated by reference to the Registrant's Registration Statement on Form S-3 filed on June 26, 2000.

     (b)  Reports on Form 8-K. The Company did not file any Reports on Form 8-K
          -------------------
          during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.



                              FUSION MEDICAL TECHNOLOGIES, INC.



Date:  August 14, 2000            By:   /s/ LARRY J. STRAUSS
                                     ------------------------------------
                                         Larry J. Strauss

                                           Vice President, Finance and
                                             Chief Financial Officer
                                        (Chief Accounting Officer and Duly
                                       Authorized Officer of the Registrant)