Form 10-Q
period 2000-09-30
FUSION MEDICAL TECHNOLOGIES INC
filed 2000-11-09
CIK 1013466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of outstanding shares of the registrant's Common Stock was 11,252,757 as of November 6, 2000.





This Report on Form 10-Q includes 24 pages with the Index to Exhibits located on page 23.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                                    INDEX TO
                              REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2000


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets - September 30, 2000
            (unaudited) and December 31, 1999.............................   3

           Condensed Consolidated Statements of Operations - Three and
            Nine Months Ended September 30, 2000 and 1999 (unaudited).....   4

           Statements of Condensed Consolidated Cash Flows - Nine Months
            Ended September 30, 2000 and 1999 (unaudited).................   5

           Notes to Condensed Consolidated Financial Statements...........   6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  22


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................  23

Item 6.  Exhibits and Reports on Form 8-K.................................  23

         Signatures.......................................................  24

PART I-FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                       FUSION MEDICAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     September                   December
                                                                                       2000                        1999
                                                                                     ---------                   --------
                                                                                    (Unaudited)
                                                 ASSETS

Current assets:
     Cash and cash equivalents                                                        $  8,431                  $  8,164
     Available-for-sale securities                                                       3,786                     3,818
     Accounts receivable                                                                   614                       147
     Inventory                                                                           1,220                       582
     Prepaids and other current assets                                                     248                       182
                                                                                     ---------                 ---------
         Total current assets                                                           14,299                    12,893

 Property and equipment, net                                                             4,698                     1,038
 Available-for-sale securities, long term                                                    -                       996
 Restricted cash deposit                                                                 2,344                     1,088
 Other long-term assets                                                                    207                       201
                                                                                     ---------                 ---------
         Total assets                                                                 $ 21,548                  $ 16,216
                                                                                     =========                 =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                                                                  $  2,319                  $  1,343
 Long-term obligations                                                                     865                        87
                                                                                     ---------                 ---------
         Total liabilities                                                               3,184                     1,430
                                                                                     ---------                 ---------

 Common stock and other equity                                                          65,859                    52,343
 Accumulated deficit                                                                   (47,495)                  (37,557)
                                                                                     ---------                 ---------
         Total stockholders' equity                                                     18,364                    14,786
                                                                                     ---------                 ---------

         Total liabilities and stockholders' equity                                   $ 21,548                  $ 16,216
                                                                                    ==========                 =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                               Three Months Ended              Nine Months Ended
                                                                 September 30                    September 30
                                                           ------------------------        ----------------------
                                                             2000            1999             2000          1999
                                                           -------         --------        --------       -------
Net revenues                                               $ 1,241         $    56         $  3,001       $    81
Cost of goods sold and start-up manufacturing costs          1,232             234            3,519           379
                                                           -------         --------        --------       -------
                               Gross profit (loss)               9            (178)            (518)         (298)
                                                           -------         --------        --------       -------

Operating expenses:
     Research and development                                1,726           1,364            4,238         3,719
     Marketing and selling                                   1,495             238            3,700           758
     General and administrative                                622             492            2,089         1,190
                                                           -------         --------        --------       -------
                     Total costs and expenses                3,843           2,094           10,027         5,667
                                                           -------         --------        --------       -------
                               Operating loss               (3,834)         (2,272)         (10,545)       (5,965)

     Interest income                                           291             128              632           353
     Interest expense                                          (15)             (6)             (24)          (20)
     Other income (expense), net                                 -               -               (1)            3
                                                           -------         --------        --------       -------
                               Net loss                    $(3,558)        $(2,150)        $ (9,938)      $(5,629)
                                                           =======         ========        ========       =======
Basic and diluted net loss per share                        $(0.32)         $(0.24)          $(0.94)       $(0.67)
                                                           =======         ========        ========       =======
Shares used in computing basic and diluted net
     loss per share                                         11,223           9,004           10,540         8,356
                                                           =======         ========        ========       =======

The accompanying notes are an integral part of these consolidated financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                                    Nine Months Ended
                                                                                                      September 30
                                                                                             -------------------------------
                                                                                                    2000         1999
                                                                                             --------------   --------------
Cash flows used from operating activities:
       Net loss                                                                              $      (9,938)   $      (5,629)
       Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation and amortization                                                               469              287
           Accretion of available-for-sale securities                                                   (8)               -
           Amortization of deferred compensation                                                       115              157
           Changes in assets and liabilities:
                  Accounts receivable                                                                 (467)             (59)
                  Inventories, net                                                                    (638)            (311)
                  Prepaids and other current assets                                                    (66)             (32)
                  Other assets                                                                          (6)               -
                  Accounts payable                                                                     788              358
                  Accrued expenses                                                                      64             (453)
                                                                                             --------------   --------------
                      Net cash used in operating activities                                         (9,687)          (5,682)
                                                                                             --------------   --------------

Cash flows from investing activities:
       Acquisition of property and equipment                                                        (4,128)            (565)
       Purchases of available-for-sale securities                                                   (8,788)          (4,493)
       Sales and maturities of available-for-sale securities                                         9,816            5,505
       Restricted cash                                                                              (1,256)               -
                                                                                             --------------   --------------
                      Net cash (used in) provided by investing activities                           (4,356)             447
                                                                                             --------------   --------------

Cash flows from financing activities:
       Proceeds from issuance of common stock, net of issuance costs                                13,054             8,070
       Proceeds from exercise of common stock options                                                  354               250
       Proceeds from equipment loan financing                                                          989                -
       Repayment of notes payable                                                                      (87)              (87)
                                                                                             --------------   --------------
                      Net increase in cash and cash equivalents                                     14,310             8,233
                                                                                             --------------   --------------

Net increase in cash and cash equivalents                                                              267             2,998
Cash and cash equivalents, beginning of period                                                       8,164             4,151
                                                                                             --------------   --------------
Cash and cash equivalents, end of period                                                     $       8,431    $        7,149
                                                                                             ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)


1.  Basis of presentation

The accompanying condensed consolidated financial statements of Fusion Medical Technologies, Inc. (the "Company" or "Fusion") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2000, and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the consolidated operating results and cash flows for those periods. Although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the U.S. Securities & Exchange Commission on March 30, 2000.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.


2.  Net loss per share

Basic and diluted loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of diluted net loss per common share as their effect is anti-dilutive. Stock options to purchase 2,469,689 and 1,791,062 shares of common stock at prices ranging from $0.16 to $17.63 per share were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive. At September 30, 2000 and 1999 there were warrants outstanding to purchase 12,785 shares of common stock at an exercise price of $4.00. These warrants have been excluded from the computation of diluted loss per common share because they were anti-dilutive.


3.  Cash, cash equivalents and available-for-sale securities

The Company classifies all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                              September 30, 2000
                                  (Unaudited)


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


4.  Inventory

Inventory is recorded at the lower of cost or market using the FIFO method. Inventories consist of the following (in thousands):

                                       September 30             December 31
                                           2000                    1999
                                       ------------             -----------
  Finished goods                       $        344             $       195
  Work in process                               429                     150
  Raw materials                                 447                     237
                                       ------------             -----------
                                       $      1,220             $       582
                                       ============             ===========

5.  Debt

In December 1997, we signed an agreement for a bank loan facility to finance equipment up to a total of $3,500,000. Available credit under this facility, as amended, expired in February 1998. The facility is collateralized by the equipment financed. The loan balance is subject to a floating interest rate equal to the bank's prime rate plus 1.5% per annum (11.0% at September 30, 2000). As of September 30, 2000, we had drawn down $117,000 on the loan facility. In connection with this loan facility, we issued a warrant to purchase 4,500 shares of common stock at an exercise price of $4.00 per share. This warrant expires in December 2002. These facilities are subject to specific positive and negative covenants that include restrictions on the declaration or payment of any dividend or any other distribution on any of its capital stock. The Company was in compliance with those covenants at September 30, 2000.

On April 17, 2000, the Company accepted a commitment from Transamerica Business Credit Corporation - Technology Finance Division to finance up to a total of $3,000,000 toward production equipment, research & development equipment, computer equipment and office furnishings. A maximum of $900,000 of this total can be used to finance tenant improvements. Each loan term commences upon delivery of the equipment having an aggregate cost of $75,000 or more and will continue for 48 months. The interest rate is variable and based on 4-year U.S. Treasury Securities plus 737 basis points. The interest rate becomes fixed at the commencement of each loan for the complete term. A balloon payment of 10% of the original principal amount of each loan is due at the end of each loan term. Draw down capability under this facility will expire on December 31, 2000. As of September 30, 2000, we had drawn down $989,000 on the loan facility.



6.  Recent Accounting Pronouncements

                       FUSION MEDICAL TECHNOLOGIES, INC.

                              September 30, 2000
                                  (Unaudited)


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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB101"). In June 2000 the SEC issued SAB 101B, which deferred the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes its revenue recognition policy complies with SAB 101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, which are designated by an asterisk [*] after the statement. The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth in "Business - Additional Factors That Might Affect Future Results" commencing on page 13 and those set forth under Item 1 in the Company's Annual Report filed on Form 10-K for the Year Ended December 31, 1999 filed with the U.S. Securities & Exchange Commission on March 30, 2000.


OVERVIEW

     We are commercializing and developing proprietary collagen gel-based products for use in controlling bleeding in a variety of surgeries. Our lead product, FloSeal Matrix Hemostatic Sealant ("FloSeal"(R)) was approved on December 8, 1999 by the U.S. Food and Drug Administration ("FDA") for marketing in the U.S. FloSeal combines a gel derived from collagen with thrombin, a potent clotting agent, to control surgical bleeding. We have designed FloSeal to complement sutures and staples and to overcome limitations of existing products used to control bleeding, including topical hemostats, fibrin glues and other types of surgical sealants and adhesives. In April 1999, we received the CE mark which allowed us to commercialize FloSeal in the European Union.

     In June 1999, we entered into a distribution agreement with Sulzer Spine-Tech ("SST"), a wholly owned subsidiary of Sulzer Medica, Ltd. This agreement provides SST with exclusive rights and responsibilities to market and sell FloSeal into the spinal and cranial surgical specialties in all markets world wide except for Japan. SST is selling a configuration of FloSeal under the brand name Proceed Hemostatic Sealant ("Proceed"(TM)).

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

     We have reported $3,001,000 and $81,000 in revenue for the nine months ended September 30, 2000 and September 30, 1999 respectively, primarily from sales into the cardiac, vascular and spinal surgical specialties. As of September 30, 2000, we had an accumulated deficit of $47.5 million. In late September 2000, we began commercializing FloSeal for use in the ear, nose and throat (ENT) market, in addition to its existing cardiac, vascular and spinal markets. We anticipate sales increasing as FloSeal is used more often by doctors currently using FloSeal, as additional doctors in hospitals where FloSeal is currently being used begin using FloSeal, and as we add new hospitals as customers.* We anticipate incurring increased expenses relating to FloSeal sales and marketing, research and development, manufacturing and general and administrative expenses.* We have not achieved, nor do we expect to achieve, profitability before 2002.*

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are also developing additional bleeding control products based upon the core technology underlying FloSeal. These products include a configuration of FloSeal for use in sealing femoral artery punctures following vascular interventional procedures. We expect to begin feasibility clinical trials using the FloSeal FAST (Femoral Arteriotomy Sealing Technology) device prior to year-end.* Also under development is the FloSeal sponge, a dry, sponge-like formulation of FloSeal designed to require no mixing and to be used in various surgical and non-surgical settings such as in battlefield and emergency or trauma settings. These and all other future products require approvals by the FDA and other regulators, which cannot be guaranteed.*

     We have been expanding our manufacturing capacity in order to be able to meet the anticipated product supply requirements for commercial sale of FloSeal.* In November 1999, we entered into a lease for a 72,500 square foot building in Fremont, California. In conjunction with this new facility, we anticipate spending a total of approximately $5.0 million for leasehold improvements, the purchase of equipment for production, research and development, and office furnishings and equipment.


RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2000 and 1999
-------------------------------------------------------


NET REVENUES

     We recorded revenues of $1,241,000 and $56,000 for the three months ended September 30, 2000 and 1999 respectively. We recorded revenues of $3,001,000 and $81,000 for the nine months ended September 30, 2000 and 1999 respectively. We commenced selling FloSeal in the U.S. in December 1999. The Company achieved limited revenue for the three and nine months ended September 30, 1999 after FloSeal received CE Mark approval to market in the European Union in April 1999. Revenues increased principally due to obtaining regulatory approval in the U.S.

COST OF SALES AND START-UP MANUFACTURING COSTS

     We recorded cost of sales and start up manufacturing costs of $1,232,000 and $234,000 for the three months ended September 30, 2000 and 1999 respectively. For the nine months ended September 30, 2000, we recorded cost of sales and start up manufacturing costs of $3,519,000 compared to $379,000 for the nine months ended September 30, 1999. Total sales were greater than cost of sales for the three months ended September 30, 2000. Cost of sales increased due to increased shipments of products following regulatory approval in the U.S. Cost of sales for per product unit is expected to decrease as greater unit volume is produced.* However, we anticipate cost of sales will increase in future periods in connection with the increase in sales of FloSeal.*

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 27% to $1,726,000 in the three months ended September 30, 2000 compared to $1,364,000 in the three months ended September 30, 1999. For the nine months ended September 30, 2000, research and development expenses increased 14% to $4,238,000 compared to $3,719,000 for the nine months ended September 30, 1999. The increase for the three and nine months ended September 30, 2000 was primarily a result of the Company's work to advance development of new configurations of FloSeal and new products based on the FloSeal technology. For the full fiscal year 2000, we believe research and development expenses are likely to exceed those of 1999.*

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARKETING AND SELLING

     Marketing and selling expenses increased 528% to $1,495,000 in the three months ended September 30, 2000, compared to $238,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, marketing and selling expenses increased 388% to $3,700,000 compared to $758,000 for the nine months ended September 30, 1999. The increase for the three and nine months ended September 30, 2000 is the result of increases in expenses associated with efforts to establish a direct sales force and marketing efforts to launch FloSeal in the U.S. and Europe. Marketing expenses relating to the launch of FloSeal into the ENT surgical specialty were incurred during the three months ended September 30, 2000. We anticipate sales and marketing expenditures will increase in future periods in connection with the continued commercial sales of FloSeal.*

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased 26% to $622,000 in the three months ended September 30, 2000, compared to $492,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, general and administrative expenses increased 76% to $2,089,000 compared to $1,190,000 for the nine months ended September 30, 1999. The increase for the three and nine months ended September 30, 2000 was primarily attributable to addition of our new Fremont headquarters and an increase in staff and administrative expenses in
preparation for and following the sales launch of FloSeal.   The Fremont
facility was unoccupied during construction improvements from January through March 2000. Occupancy by management, sales and marketing, administrative and limited research personnel began on April 3, 2000. Additional personnel and manufacturing activities will be phased into the Fremont facility through the first quarter 2001. We anticipate that general and administrative expenditures will increase in future periods.*

INTEREST INCOME

     Interest income increased 127% to $291,000 for the three months ended September 30, 2000 compared to $128,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 interest income increased 79% to $632,000 compared to $353,000 for the nine months ended September 30, 1999. The increase was attributable primarily to the increased balance of the Company's cash, cash equivalents and available-for-sale securities resulting from two private placement financings in November 1999 and June 2000.

NET LOSS

     As a net result of the items discussed above, net loss was $3,558,000 for the three months ended September 30, 2000 as compared to the net loss of $2,150,000 for the three months ended September 30, 1999. The net loss was $9,938,000 for the nine months ended September 30, 2000 as compared to $5,629,000 for the nine months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company's cash, cash equivalents and available-for-sale securities, including long-term portion, were $12,217,000 compared to $12,978,000 at December 31, 1999.

     For the nine months ended September 30, 2000 and 1999, the Company's operations consumed cash of $9,687,000 and $5,682,000, respectively. The increase in cash consumed by operations was due primarily to the increase in the net loss of operations as well as an increase in accounts receivable and inventories partially offset by an increase in accounts payable. The Company expects the use of cash in operating activities to continue to increase through calendar year 2000 and into 2001 as it continues to devote resources to the commercialization of FloSeal and develops other products based on the FloSeal technology.*

     For the nine months ended September 30, 2000 and 1999, the Company's investing activities used cash of $4,356,000 and provided cash of $447,000, respectively. The increase in cash used was primarily due to the acquisition of plant, property and equipment. The Company expects the cash provided by investing activities to increase through calendar year 2000 as it continues to build manufacturing capacity to support the commercialization of FloSeal.*

     For the nine months ended September 30, 2000 and 1999, the Company's financing activities provided cash of $14,310,000 and $8,233,000, respectively. The increase in cash provided was primarily due to selling 1.1 million shares of our common stock through a private placement financing concluded in June 2000. The private placement offering resulted in net proceeds of approximately $13.0 million. Also, as discussed below, approximately $989,000 of cash was provided by the Transamerica loan facility.

     In April 2000, we accepted a commitment from Transamerica Business Credit Corporation - Technology Finance Division to finance up to a total of $3,000,000 toward production equipment, research & development equipment, computer equipment and office furnishings. A maximum of $900,000 of this total can be used to finance tenant improvements. Each loan term commences upon delivery of the equipment having an aggregate cost of $75,000 or more and will continue for 48 months. The interest rate is variable and based on 4-year U.S. Treasury Securities plus 737 basis points. The interest rate becomes fixed at the commencement of each loan for the complete term. A balloon payment of 10% of the original principal amount of each loan is due at the end of each loan term. Draw down capability under this facility will expire on December 31, 2000. As of September 30, 2000, we had drawn down $989,000 on this loan facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133 as required for its first quarterly filing of calendar year 2001.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB101"). In June 2000 the SEC issued SAB 101B, which deferred the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes its revenue recognition policy complies with SAB 101.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

THE FOLLOWING FACTORS REPRESENT SOME OF OUR CHALLENGES WHICH CREATE RISK AND UNCERTAINTY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. THIS FORM 10-Q ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.

WE HAVE A HISTORY OF LOSSES. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE, AND WE MAY NEVER ACHIEVE PROFITABILITY.*

     We have not been profitable since our inception in 1992. Through 1998, we did not generate any revenues, other than modest revenues in 1996 and 1997 from the sale of the RapiSeal patch, a product that we discontinued in 1997. We generated only $254,000 of revenues in 1999 and $3,001,000 in the first nine months of 2000. We incurred net losses of $10.0 million in 1997, $7.7 million in 1998, $8.3 million in 1999 and $9.9 million in the first nine months of 2000. As of September 30, 2000, we had an accumulated deficit of $47.5 million. We expect to increase our operating expenses to market our current commercial product, FloSeal, and to develop other products.* The amount of future net losses and the time required to achieve profitability are highly uncertain. We do not expect to achieve profitability before at least 2002, and we may never achieve profitability.* If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis.*

WE EXPECT QUARTERLY REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY IN FUTURE PERIODS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.*

     Our limited operating results have varied widely in the past, and we expect they will continue to vary significantly from quarter to quarter as we attempt to commercially produce and establish FloSeal and our other products under development in the market.* Our quarterly results may fluctuate for many reasons, including:

       . our limited operating history,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       . our dependence on FloSeal to provide future revenue,

       . our dependence on SST to sell Proceed into the spinal surgical specialty, and

       . our lack of experience in manufacturing and marketing FloSeal in commercial quantities.

     As a result of these fluctuations and uncertainties in our operating results, we believe quarter-to-quarter or annual comparisons of our operating results are not a good indication of our future performance. In addition, at some point in the future, these fluctuations may likely cause us to perform below the expectations of public market analysts and investors. If our results were to fall below market expectations, the price of our common stock would likely fall.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET AND SELL FLOSEAL.

     We depend on the success of FloSeal, our lead product and currently only commercial source of revenue. We received the necessary regulatory approval for the commercial sale of FloSeal in the U.S. in December 1999 and the necessary regulatory approval for the commercial sale of FloSeal in the European Union in April 1999. Our success, if any, will depend on the medical community's acceptance of FloSeal and our ability to develop an effective sales, marketing and distribution capability. We cannot predict how quickly, if at all, the medical community will accept FloSeal. Similarly, we cannot predict the extent to which FloSeal will be used. A surgeon's use of FloSeal will require a change from more familiar products that are currently available. We cannot assure you of our ability to cause such a change. For example, we were not able to successfully market our prior product, RapiSeal, which we discontinued in 1997. FloSeal will have to be priced competitively and offer clinically significant advantages over other commercially available products in order to achieve market acceptance. Even if the market generally accepts FloSeal, surgeons may choose to use it in fewer procedures than we project. If FloSeal

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

OUR ABILITY TO ACHIEVE SIGNIFICANT REVENUE WILL DEPEND ON OUR ABILITY TO ESTABLISH EFFECTIVE SALES, MARKETING AND DISTRIBUTION CAPABILITIES.

     Our ability to achieve significant revenue will depend heavily on our success in establishing effective sales and marketing capabilities through a combination of a direct sales force and collaboration and distribution arrangements. We have built our own sales force to address only the cardiac, vascular, and ENT surgical markets for FloSeal in the U.S. We have only limited experience in establishing and managing a direct sales force. We cannot be certain we can establish and manage an effective direct sales force for FloSeal. To the extent we rely on our direct sales force, we compete with other companies that have greater experience and better-funded marketing and sales operations.

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

     Our competitors may develop future products that are more effective, easier to use or more economical than FloSeal or our other products under development. Our competitors may also use technologies that could render our technology or products obsolete or unable to compete. Additionally, we cannot assure you that our marketing or other strategic partners, such as Sulzer Spine-Tech, will not pursue parallel development of technologies or products that compete with FloSeal or our products under development.

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

     We currently manufacture FloSeal in our Mountain View, California facility. We plan to continue manufacturing FloSeal only in that facility until at least the middle of 2001. After expiration of the Mountain View lease at the end of 2001, we intend to centralize all manufacturing activities at the Fremont, California facility. Both facilities are located in the San Francisco Bay Area in California, which is a seismically active area. With our manufacturing centralized in a single facility, a natural disaster, such as an earthquake, fire or flood, could substantially disrupt our manufacturing operations or destroy our facilities. This could cause delays and cause us to incur additional expenses and adversely affect our reputation with our customers and our distributors. In addition, since the real estate market in the San Francisco Bay Area is extremely competitive and is likely to remain competitive, an alternative facility may not be available on commercially reasonable terms if we suffer a catastrophic loss from a natural disaster.

IF WE ARE UNABLE TO EFFECTIVELY DEVELOP AND COMMERCIALIZE NEW PRODUCTS, OUR REVENUES MAY DECLINE.

     To be successful, we will need, in part, to develop, market and sell products other than FloSeal. We are developing the FloSeal sponge and our FloSeal Femoral Arteriotomy Sealing Technology ("FAST") device. There

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

can be no assurance we will be able to successfully develop these products or, if developed, we will generate revenues or profits from these products. For example, we were not able to successfully market our prior product, RapiSeal, which we discontinued in 1997. Successful marketing and sale of our products under development depends, in significant part, on our ability to:

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

INCREASES IN OPERATING EXPENSES IN THE FUTURE MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     We plan to increase our operating expenses to expand our manufacturing, sales and marketing efforts, our customer support capability and levels of product development.* Our operating budget is based on our expectations of future revenues and is relatively fixed in the short term. If revenues fall below our expectations, we will not be able to quickly reduce our spending, which would materially adversely affect our operating results and financial condition. In addition, our revenue may fluctuate significantly due to limited operating history and lack of experience in manufacturing and marketing FloSeal.

ADDITIONAL FUNDING MAY NOT BE AVAILABLE TO US OR, IF AVAILABLE, MAY NOT BE AVAILABLE ON COMMERCIALLY REASONABLE TERMS.

     We may need additional funding for research and product development, obtaining regulatory clearances and approvals, increasing manufacturing capabilities, enhancing sales and marketing capabilities, working capital needs and for other operating and general corporate expenses. Future financing strategies may include:

       . partnering relationships with larger medical device companies,

       . bank facilities, or

       . debt or additional equity offerings.

     We cannot be certain that funding from any source will be available to us on commercially reasonable terms, if at all. The amount and the timing of raising additional funds will depend primarily on our ability to generate revenues from the sale of FloSeal. We generated only $254,000 from sales of FloSeal in the year ended December 31, 1999 and $3,001,000 in the nine months ended September 30, 2000. Our inability to obtain any needed additional funding on commercially reasonable terms may force us to limit the marketing and sale of FloSeal, limit one or more of our research and development programs or obtain financing through arrangements that may

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

require us to relinquish rights to certain of our products, any of which could materially and adversely affect our operating results or financial condition.

WE MAY INCUR SIGNIFICANT COSTS IN MAINTAINING COMPLIANCE WITH REGULATIONS GOVERNING OUR MANUFACTURING OPERATIONS.

     We are required to maintain compliance with the good manufacturing practice requirements of the FDA's Quality System Regulation for medical devices, as well as regulatory authorities in the European Union. The Quality System Regulation and the European regulatory requirements relate to product testing and quality assurance, as well as the maintenance of records and documentation. The FDA and the European regulatory authorities enforce their regulatory requirements through periodic inspections. We can provide no assurance that we will be able to maintain compliance on an on-going basis. If we or any third-party manufacturer of our products or active ingredients do not conform to the Quality System Regulation or the requirements of the European regulatory authorities, we will be required to find alternative manufacturers that do conform to the Quality System Regulation. This may be a long and costly process. The FDA must approve alternative third-party manufacturers before they can commercially manufacture our products or active ingredients. We may have to incur significant costs to comply with laws and regulations and our failure to comply could lead to penalties that could have a material and adverse affect on our operating results or financial condition.

IF WE FAIL TO MAINTAIN REGULATORY CLEARANCES AND APPROVALS FOR FLOSEAL, WE MAY BE UNABLE TO COMMERCIALIZE OUR PRODUCTS AND OUR REVENUES MAY DECLINE.

     Although we have obtained regulatory clearance and approval of FloSeal in the U.S. for almost all surgical applications and in the European Union for all surgical applications, we continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Our regulatory clearance and approval for the sale of FloSeal in the U.S. and the European Union could also be rescinded. For example, one of our principal competitors has claimed that FloSeal was improperly certified for sale in Germany as a medical device. The competitor claimed that FloSeal should be regulated as a drug. While no regulatory authority determined that our competitor's claim was correct, an adverse determination could restrict our ability to market and sell FloSeal in the U.S. or the European Union.


WE MAY NOT BE ABLE TO EXPAND THE INTERNATIONAL SALE OF OUR PRODUCTS WITHOUT FURTHER APPROVALS.


     Marketing of FloSeal outside of the U.S. requires compliance with local regulatory requirements. While we have obtained regulatory approval for the commercial sale of FloSeal as a medical device in the European Union, we have not yet received approval in other international markets. Without approval we will not be able to expand our international sales. In addition, if the regulatory approval we obtained for the commercial sale of FloSeal in the European Union is rescinded or otherwise becomes unavailable to us, we would not be able to market and sell FloSeal in the European Union without subsequent regulatory approval.


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


     Our U.S. customers generally rely on third-party insurers, such as federal Medicare, state Medicaid and private health insurance plans, to reimburse some or all of the cost of a procedure in which FloSeal will be used. We expect to sell FloSeal based on a prospective payment system.* In a prospective payment system, the cost of FloSeal would be incorporated in the overall cost of the surgical procedures that use FloSeal instead of providing for a separate reimbursement for our products. However, we cannot assure you that third-party insurers will reimburse our customers for the cost of FloSeal. Our financial success depends, in part, on our customers obtaining satisfactory reimbursement for surgical procedures that use FloSeal. Failure by our customers to obtain sufficient reimbursement for these procedures or adverse changes in governmental and private insurance policies toward

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


reimbursement for these procedures could result in reduction or elimination of purchases of FloSeal, which would materially and adversely affect our revenues. Since FloSeal is priced at a premium to corresponding widely used hemostats, our business may also be materially and adversely affected by the continuing efforts of third-party insurers to contain or reduce healthcare costs.


     International market acceptance of FloSeal and other products that we may develop in the future is dependent, in part, on the availability of reimbursement for the prevailing healthcare payment systems for our products or procedures that use our products. Reimbursement and healthcare payment systems in international markets vary significantly and include both government-sponsored healthcare and private insurance. We intend to seek reimbursement approvals where applicable.* We cannot be certain any such approvals will be obtained in a timely manner, if at all. Failure to receive reimbursement approvals in the international market could materially and adversely affect our ability to market and sell FloSeal and generate revenue.


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


OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.


This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We used words such as "believes," "intends," "expects," "anticipates," "plans," and similar expressions identify forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 1999 also contains third party estimates

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


regarding the size and growth of surgical specialty markets, as well as the size of the suture and staples market and topical hemostat market and other marketing estimates. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for the reasons described above and elsewhere in this Form 10-Q.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, bank borrowings and equipment financing. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 1999. The average interest rate for our available-for-sale securities, as of September 30, 2000 was 6.12% compared to 6.28% reported in the Form 10-K for the year ended December 31, 1999. The average interest rate for our cash and cash equivalents as of September 30, 2000 was 6.21% compared to 5.88% reported in the Form 10-K for the year ended December 31, 1999. No other material changes have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 1999.

Fusion Medical Technologies Inc., FloSeal and RapiSeal are registered trademarks of Fusion Medical Technologies, Inc. FloSeal Matrix is a trademark of Fusion Medical Technologies, Inc.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None.



          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.
        ---------

               Exhibit
               Number                         Description
               -------    --------------------------------------------------
                10.13     Transamerica Business Credit Corporation finance
                          agreement June 6, 2000.
                27.1      Financial Data Schedule.


   (b)  Reports on Form 8-K. The Company did not file any Reports on Form 8-K
        -------------------
        during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.



                                    FUSION MEDICAL TECHNOLOGIES, INC.



Date:  November 9, 2000                 By: /s/  LARRY J. STRAUSS
                                           ---------------------------
                                                 Larry J. Strauss

                                             Vice President, Finance and
                                               Chief Financial Officer
                                         (Chief Accounting Officer and Duly
                                        Authorized Officer of the Registrant)