Form 10-K405
period 2000-12-31
FUSION MEDICAL TECHNOLOGIES INC
filed 2001-04-13
CIK 1013466

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ------------

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the fiscal year ended December 31, 2000.

  OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the transition period from                to                .

                       Commission file number: 000-28460

                       Fusion Medical Technologies, Inc.
            (Exact name of registrant as specified in its charter)

          Delaware                                     94-3177221
(State or other jurisdiction
    of incorporation or
       organization)                      (I.R.S. Employer Identification No.)

             34175 Ardenwood Boulevard, Fremont, California 94555
              (Address of principal executive offices) (Zip code)

      Registrant's telephone number, including area code: (510) 818-4600

                                 ------------

           Securities registered pursuant to Section 12(b) of the Act: None

                                                                       Common Stock, $.001 par
           Securities registered pursuant to Section 12(g) of the Act: value

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on March 31, 2001 as reported on the Nasdaq National Market, was approximately $18.4 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 31, 2001, the Registrant had 11,285,626 shares of Common Stock outstanding.

                                 ------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information called for in Part III is incorporated by reference from the Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on June 14, 2001

                       FUSION MEDICAL TECHNOLOGIES, INC.

                                     INDEX

                                                                   Page Number
                                                                   -----------
                                    PART I

 Item 1.  Business...............................................        3

 Item 2.  Properties.............................................       21

 Item 3.  Legal Proceedings......................................       21

 Item 4.  Submission of Matters to a Vote of Security Holders....       21

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters....................................       22

 Item 6.  Selected Financial Data................................       22

 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................       23

 Item 7A. Quantitative and Qualitative Disclosures about Market
          Risk...................................................       26

 Item 8.  Financial Statements and Supplementary Data............       27

 Item 9.  Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure....................       27

                                    PART III

 Item 10. Directors and Executive Officers of the Registrants....       28

 Item 11. Executive Compensation.................................       28

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.............................................       28

 Item 13. Certain Relationships and Related Transactions.........       28

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules................       28

 Signatures......................................................       29

                          Forward-Looking Statements

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, some of which are designated by an asterisk [*] after the statement. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Report. See "Business--Additional Factors That Might Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 23. This Form 10-K also contains third party estimates regarding the size and growth of surgical specialty markets, as well as the size of the suture and staples market and topical hemostat market and other marketing estimates. We expressly disclaim any obligation to update any information in this Report, except as may otherwise be required by law.

                                    PART I

Item 1. Business

Our Company

  We develop, manufacture and market proprietary surgical hemostatic sealant products. Hemostatic products are used to stop bleeding during surgical procedures. Bleeding must be controlled to ensure surgical wounds are effectively closed and to avoid serious or possibly life-threatening complications, including blood loss, tissue damage, infection and excessive scarring.

  Our current commercial product is FloSeal(R) Matrix Hemostatic Sealant (FloSeal). FloSeal combines a collagen-derived gelatin with thrombin, a potent clotting agent. We believe the innovative physical structure of FloSeal provides performance advantages over existing surgical hemostatic products. Our advantages include:

  . fast and effective bleeding control,

  . easy on-site preparation,

  . ease of use,

  . total absorption of FloSeal by the body within six to eight weeks, and

  . shortening of time to stop bleeding, potentially resulting in cost savings to hospitals and doctors.

  In December 1999, the FDA approved our pre-market approval application allowing us to market and sell FloSeal in the United States. In April 1999, we received approval to market FloSeal in the European Union.

  For the year ended December 31, 2000, we sold $4.9 million of FloSeal world-wide. Based on our internal market research, we estimate the potential market for FloSeal to be approximately $650 million annually, representing approximately 4 million surgical procedures world-wide. We are focusing our current marketing efforts on cardiac, vascular, spinal, ear, nose and throat, head and neck, and cranial procedures, in which we believe we will have the most effective early market penetration. These procedures represent an approximate $370 million market or 57% of FloSeal's potential market. Because the advantages of FloSeal can be most easily demonstrated in these markets, we believe they are the most likely candidates for early acceptance of FloSeal by the medical community. Our strategy is to launch FloSeal into additional surgical specialties over time until we are selling into the entire applicable world-wide market. The next surgical specialties we plan to launch into are non-spinal orthopedics and urology. We believe regulatory approval should not be a barrier to our growth in the United States or the European Union. The chart below illustrates the growth in potential market size as additional surgical specialties are added to our sales and marketing operations. The market size estimates are based on our internal market research.

[Chart missing. Chart titled, FloSeal Potential World-wide Market, illustrates the potential size of the world-wide market for FloSeal by showing the additional market size of the following surgical specialties: spinal, cardiac and vascular; ear, nose, throat, head and neck; neurosurgical; non-spinal orthopedics; urology; general surgery; and other specialties. All surgical specialties total $650 million potential world-wide market for FloSeal.]

  Our applications and products under development include the FloSeal Femoral Arteriotomy Sealing Technology (FAST(TM)) device, for use in catheter lab procedures, of which there are over 3.3 million performed each year, and the FloSeal sponge, a ready to use configuration of FloSeal for trauma and battlefield first aid situations.

Our Strategy

  We are committed to becoming a leader in hemostatic products. Our initial strategy is to:

  . Penetrate our Initial Target Markets--We are focusing our current sales and marketing efforts on cardiac, vascular, spinal, ear, nose and throat, head and neck, and cranial procedures. These represent approximately 57% of FloSeal's approximately $650 million potential market. In these markets we believe our customers can most easily identify the benefits of using FloSeal. In addition, effective penetration of these markets will provide us with the ability to expand the market for FloSeal.

  . Expand our Sales Efforts--FloSeal's potential market includes specialties other than cardiac, vascular, spinal, ear, nose and throat, head and neck, and cranial procedures, such as non-spinal orthopedics, urology, general surgery, plastic surgery, transplant and gynecology. Our broad regulatory approval covers the sale of FloSeal to most of these additional specialties. Our existing customers have expressed interest regarding the application of FloSeal in these additional specialties.

  . Expand Our Product Lines--We are developing additional products from our core FloSeal technology. These include the FloSeal FAST device and the FloSeal sponge. We expect our products under development will expand applications of the FloSeal technology and increase our potential market.

Our Industry

  The industry for hemostatic products is highly competitive and can be categorized into three general market segments.

 Topical Hemostats

  Topical hemostatic products are topically applied agents used to control bleeding during surgical procedures. These products include thrombin, pads and sponges. We believe existing topical hemostats have certain limitations, including:

  . Limited Effectiveness--Topical hemostats do not work well in cases of excessive bleeding. In these circumstances, it is often the pressure that surgeons apply that stops the bleeding.

  . Rebleeding After Application--Since topical hemostats are usually in sponge or pad form, a blood clot when formed, may become embedded in the topical hemostat. When the sponge or pad is removed, bleeding can reoccur.

  The limitations are particularly evident in procedures with sutured blood vessels, such as in coronary artery bypass grafts, and in patients with compromised coagulation. We estimate annual sales of topical hemostats world-wide, including the sale Gelfoam plus thrombin, exceeded $160 million in 2000.*

 Liquid Glues; Other Surgical Sealants and Adhesives

  Liquid glues and other types of surgical sealants and adhesives, including fibrin glue, are currently sold as hemostatic products. They also have limitations, including:

  . Lengthy and Complex Preparation--Some fibrin glue products may require as much as 40 minutes to prepare. Others may require specialized equipment and medical procedures, like drawing a patient's blood hours before surgery to extract blood components for use in the glue.

  . Difficult To Use--Most fibrin glues are liquids. Placing liquid on a wet or bloody surface causes the liquid glue to flow off the application site. Surgeons are required to dry the site or stop the bleeding prior to using the glue, which is often not possible.

  We estimate the United States sales of fibrin glue in the United States were $50 million in 2000 and international sales were approximately $300 million.* We believe over 60% of those sales were attributable to bleeding control.

 Sutures and Staples

  Sutures are the most common type of product used for closing surgical wounds. Sutures mechanically bring together the tissue on either side of a wound to facilitate healing. In the 1960s, surgical stapling was introduced to reduce the time-consuming and cumbersome aspects of suturing. Surgical stapling involves drawing together tissue through the application of staples along an incision line using a manually operated device. While sutures and staples are sometimes used to control bleeding, we do not intend for FloSeal to replace sutures and staples. We believe the use of FloSeal will complement the use of sutures and staples, particularly in light of their limitations.

  Sutures and staples have a number of limitations in the area of bleeding control including:

  . No Inherent Sealing Capabilities--Sutures and staples do not have inherent sealing capabilities. They do not eliminate bleeding along suture lines, especially when connecting blood vessels.

  . Limited Effectiveness--The physical structure of sutures and staples often makes them ineffective in stopping bleeding associated with fragile tissue and organ wounds because these sites often lack the structural integrity required to hold sutures or staples in place.

  . Difficult To Use--Sutures and staples are limited by the space required to use them. The mechanics of applying them to a wound site is also complicated. This makes sutures and staples difficult or impossible to use in surgeries where access to the surgical site is limited, particularly in minimally invasive procedures.

Our Products

  We believe the benefits of FloSeal and our other products under development are not matched by the other products currently marketed in the hemostatic products industry. The technology underlying FloSeal and our other products under development consists of a mixture of a proprietary collagen-derived gelatin and thrombin, a potent blood-clotting agent. When mixed, the thrombin coats the gelatin. Together, they act together to stop bleeding. Blood percolates through the spaces between the granules and is exposed to high concentrations of thrombin, thereby accelerating formation of a mechanically stable clot. The granular nature of the gelatin allows it to conform to irregular wound geometries. In addition, we have engineered the collagen granules to swell upon contact with the blood. By swelling, the granules further restrict blood flow.

 FloSeal

  Our current commercial product is FloSeal. It is designed to control bleeding in various types of surgeries. FloSeal received regulatory approval from the FDA in December 1999 and from our Notified Body in April 1999, allowing sales and marketing activities in the United States and the European Union, respectively. In addition, several other European countries not part of the European Union recognize and give effect to the European Union certification, thereby allowing the sale of FloSeal in those countries.

  FloSeal is designed to complement sutures and staples and to overcome limitations of other existing products used to control bleeding, including topical hemostats, fibrin glues and other types of surgical sealants and adhesives. Our United States clinical trial, conducted during 1998, demonstrated the effectiveness of FloSeal in stopping bleeding in cardiac, vascular and spinal surgeries. We believe FloSeal offers the following key performance advantages:

  . Stops Bleeding Rapidly and Effectively--FloSeal's proprietary physical structure rapidly induces stable clot formation and seals the wound site, even in challenging surgical situations, including very wet tissue and heavily bleeding sites. Because of the rapid effectiveness of FloSeal, we believe our customers will achieve cost savings by shortening the time to hemostasis and therefore the time of surgical procedures.

  . Stops Various Types Of Bleeding--FloSeal stops all degrees of bleeding encountered, ranging from lighter "oozing" to heavier "flowing" and "spurting". For example, our clinical trial demonstrated that FloSeal stopped bleeding within three minutes in 77% of heavily bleeding cardiac patients, compared to 0% for those treated with Gelfoam plus thrombin, which is the leading commercially available topical hemostat and was used as the control in our clinical trial. In addition, we believe FloSeal addresses bleeding associated with fragile tissues, diffuse organ bleeding and high pressure arterial bleeding, including bleeding in patients being treated with anti-coagulant drugs. Data from the clinical trials are included below under the subsection entitled "Clinical Data."

  . Easy To Prepare--Based on our trials, FloSeal can be prepared within two minutes and can be used for up to two hours after preparation. No special equipment is required during preparation, and all materials are contained in one simple package. FloSeal is easy to apply using a standard disposable syringe and has a gel-like granular consistency, which rapidly conforms to the application site. The surgeon can either remove any excess FloSeal without difficulty by gentle irrigation of the treated area or leave it to be absorbed by the body. Since only minimal training is necessary, we have seen both surgeons and nursing teams quickly learn how to use FloSeal.

  . Broad Applicability--FloSeal can be used in most surgical procedures when control of bleeding by conventional procedures is ineffective or impractical.

  . Biocompatible and Safe--FloSeal is biocompatible and fully absorbed by the body within about six to eight weeks, consistent with the body' s normal healing process. Since FloSeal does not have to be removed after application, bleeding generally does not reoccur. In addition, the principal materials used in FloSeal, collagen and thrombin, are not derived from human blood and do not present risks typically associated with human blood products, such AIDS, hepatitis or other human viruses.

 Proceed

  Proceed, our product for the spinal and cranial surgical market, consists of the same product as FloSeal. It also has the same benefits of FloSeal. In July 1999, we entered into a collaboration agreement with Sulzer Spine-Tech to market and sell Proceed for use in spinal and cranial surgeries throughout the world, including in the United States and the European Union but excluding Japan. We manufacture and package Proceed in our California facilities and ship the product directly to Sulzer Spine-Tech's customers. In addition to allowing us to maintain control over the manufacturing and distribution process, we are able to maintain a direct relationship with the users of our products.

Our Other Applications and Products Under Development

  We are currently developing additional hemostatic applications and products based on the core technology of FloSeal.

 FloSeal FAST

  We are developing a FloSeal femoral arteriotomy sealing technology (FAST) device that will be used by interventionalists to close femoral artery punctures following catheterization procedures, such as balloon angioplasty or angiography. The device will incorporate a proprietary catheter-based applicator to deliver FloSeal to the site of the arterial puncture. Currently available suturing devices and collagen plugs can be costly, difficult to use and may require extensive doctor training prior to use. We are designing the FAST device to be less costly, more effective and easier to use than competing products.

  This device is in early stages of development. We have conducted preliminary pre-clinical studies examining the safety and effectiveness of the FAST device. We began a pilot clinical trial for this device in December 2000 after receiving FDA approval of an investigational device exemption. We cannot begin the pivotal clinical trials nor can we begin marketing the device without FDA approval and other necessary regulatory approvals. We cannot assure you that such approvals will be granted. Initial customer shipments are at least three years away.*

  Industry sources estimate approximately 3.3 million arterial puncture closure procedures, including therapeutic and diagnostic procedures, were performed in the United States in 1999.

  Statements regarding the anticipated manufacturing, marketing and sale of our applications and products under development are forward looking. We are not permitted to manufacture, market or sell these applications or products until we receive necessary regulatory approvals, which cannot be guaranteed.

 FloSeal Sponge

  The FloSeal sponge as a ready-to-use application of the FloSeal technology. The FloSeal sponge may be used in trauma and battle field emergency applications where loss of blood often leads to patient death prior to receiving necessary medical attention.

  While the current FloSeal product requires the FloSeal gelatin granules to be mixed with the thrombin component prior to application, the FloSeal sponge will be packaged in a pre-mixed, dry formulation. A gelatin superstructure dissolves very quickly upon contact with a bleeding wound leaving active FloSeal at the bleeding site. In our laboratory tests, the FloSeal sponge has been shown in the lab to stop bleeding as effectively as FloSeal and presents the same benefits as FloSeal. The FloSeal sponge is in early stages of development. We believe the FDA will require a full Pre-Market Approval application to approve the device for sale. Initial customer shipments are at least three years away.*

Sales And Marketing

  We are focusing our immediate sales and marketing efforts on cardiac, vascular, spinal, ear, nose and throat, head and neck, and cranial procedures, in which we believe we will have the most effective early market penetration. These procedures represent 57% of FloSeal's potential market. They are the most likely candidates for early acceptance of FloSeal by the medical community because the advantages of FloSeal can be easily demonstrated. We believe this market will grow because FloSeal will be used in an increasing number of surgical procedures, and over time more surgeons will use FloSeal in more surgical specialties in which FloSeal provides significant benefit. We believe regulatory approval should not be a barrier to our growth in the United States or the European Union.

  To address our current marketing efforts for FloSeal, we have adopted the following sales strategy:

                                     Cardiac, Vascular,
                                    Ear, Nose and Throat
                                      & Head and Neck      Spinal & Cranial
  -------------------------------------------------------------------------
    United States                    Direct Sales Force      Sulzer Spine-
                                                                 Tech
  -------------------------------------------------------------------------
    Europe (except Germany)        Regional Distributors
  -------------------------------------------------------------------------
    Germany                          Direct Sales Force
  -------------------------------------------------------------------------
    Other Countries (except Japan)           *
  -------------------------------------------------------------------------
    Japan                                    *                     *

  * Future sales efforts

  We have built a direct sales force to market FloSeal to our customers in the cardiac, vascular, ear, nose and throat, and head and neck surgical specialties in the United States. Initially we identified geographic areas in the United States with the highest incidence of cardiac and vascular procedures. Beginning in the summer of 1999, we began hiring sales professionals in these markets. As of March 31, 2001, our direct sales force is comprised of 28 sales professionals servicing these geographical areas.

  In July 1999, we entered into a distribution arrangement with Sulzer Spine-Tech, pursuant to which Sulzer Spine-Tech has the right to market FloSeal under the Proceed label for spinal and cranial procedures. Sulzer Spine-Tech has the right to market Proceed worldwide, except Japan and certain other markets in which we had pre-existing distributor relationships. Sulzer Spine-Tech has a United States sales force of approximately 90 people and relationships with most hospitals conducting spinal and neurosurgical surgeries.

  In addition, we have regional distributors in Switzerland, the Netherlands, Sweden, Austria, Italy, Spain, the United Kingdom, Belgium, Denmark and Finland that market FloSeal in the European Union and the other countries in Europe that recognize and give effect to the European Union's certification of FloSeal. In Germany, we sell FloSeal through three direct sales people. The decision to build a direct sales force in Germany was made following disappointing performance by the predecessor distributor.

  We believe our sales and marketing strategy will enable us to penetrate our potential target markets for our products quickly and to grow our sales most effectively.

Our Competition

  The market for products that control surgical bleeding is highly competitive. A wide variety of existing products compete directly with FloSeal and our other products under development. Several companies have a dominant presence in the market for products that control surgical bleeding and include Pharmacia & Upjohn, Baxter International, Johnson & Johnson, and Bard. Pharmacia & Upjohn makes Gelfoam, which is the leading commercially available topical hemostat and was used in our clinical trial. Baxter makes Tisseel, which is a leading fibrin glue product.

  We believe the principal factors in selling FloSeal and our other products under development are the quality and reliability of the product, applicability and ease of use of the product, safety of the product, cost of the product, reputation of the product's manufacturer and marketing and distribution network of the product's manufacturer. We believe we compete favorably with these factors. Our competitors, however, have certain competitive advantages over us, such as:

  . greater name recognition,

  . broader product lines,

  . greater marketing and sales personnel resources,

  . stronger distribution networks,

  . greater capital resources,

  . larger regulatory compliance staffs, and

  . larger technological, research and development and clinical staffs and facilities.

  Our largest competitors have greater resources that may give them the ability to negotiate exclusive, long-term supply contracts and, as a result, the ability to offer comprehensive pricing for their products. These larger competitors may also have a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that seek to reduce costs through centralized purchasing. There can be no assurance we will be able to compete successfully. In addition, we cannot be certain that our competitors will not succeed in developing technologies and products that are more effective or that would render our technology or products obsolete or unable to compete.

  Our competitors may also develop future products that are more effective, easier to use or more economical than FloSeal or our other products under development. Our competitors may also use technologies that could render our technology or products obsolete or unable to compete. Additionally, we cannot assure you that our marketing or other strategic partners, such as Sulzer Spine-Tech, will not pursue parallel development of technologies or products that compete with FloSeal or our products under development.

  Other companies may also prove to be significant competitors, particularly through the development of new products or through collaborative arrangements with other companies. Academic institutions, government agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product development and marketing. In addition, these companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

Clinical Data

 Clinical Trials

  In March 1998, we began enrolling human subjects in a pivotal clinical trial using FloSeal. The design and goal of the clinical trial was to address the safety and efficacy of the product in humans. To assess the efficacy and safety of the product, a total of 309 patients were treated with FloSeal or Gelfoam plus thrombin during a nine-month period. The following chart provides a summary of clinical trial results:

Summary Clinical Trial Results

                                                Bleeding stops   Bleeding stops
                                                in 10 minutes     in 3 minutes
                                               ---------------- ----------------
                                               FloSeal Control* FloSeal Control*
                                               ------- -------- ------- --------
     All patients.............................   96%     77%      83%     47%
     All vascular.............................   93%     76%      79%     39%
     All spinal...............................   98%     90%      97%     71%
     All cardiac patients.....................   94%     60%      69%     22%
     Cardiac: "oozing"........................   94%     66%      66%     29%
     Cardiac: "flowing or spurting"...........   92%     40%      77%      0%

    ------
    * Control was Gelfoam plus thrombin

 Clinical Development

  In November 1998, we completed enrollment in a ten-center randomized clinical trial of FloSeal involving 309 patients who underwent cardiac, vascular or spinal surgery. One hundred fifty-six patients were treated with FloSeal while 153 patients were treated with Gelfoam plus thrombin. At the time the study began, Gelfoam plus thrombin was seen as the treatment standard. The degree of intraoperative bleeding treated during the trial ranged from lighter "oozing" to heavier "flowing" and "spurting," with nearly one-third of the patients experiencing bleeding in the heavier, more difficult to control ranges.

  The trial demonstrates in the combined surgical procedures that FloSeal stopped bleeding within 10 minutes after application at least as frequently as the Gelfoam plus thrombin control. FloSeal stopped bleeding within 10 minutes in 96% of the 156 patients treated with FloSeal, whereas Gelfoam plus thrombin stopped bleeding within ten minutes in 77% of the 153 patients in the control group. In addition, the trial demonstrated that FloSeal stopped bleeding at least two times faster than Gelfoam plus thrombin. These results were consistent across all tested surgical specialties and bleeding classes, from simple oozing to active arterial spurting.

  Ninety-three patients underwent cardiac surgery, the most difficult group to treat due to the use of cardiopulmonary bypass and high levels of anti-coagulant drugs. FloSeal stopped bleeding within ten minutes in 94% of the 48 patients treated, whereas Gelfoam plus thrombin stopped bleeding within ten minutes in 60% of the 45 patients in the control group. In cases of heavy cardiac bleeding, FloSeal stopped bleeding within three minutes in 77% of patients, as compared to none for those treated with Gelfoam plus thrombin.

  In the trial, 89 patients underwent vascular surgery. FloSeal stopped bleeding within ten minutes in 93% of the 43 patients treated with FloSeal, versus 76% for the 46 control group patients. One hundred twenty-seven patients underwent spinal surgery. FloSeal stopped bleeding within ten minutes in 98% of the 65 patients treated with FloSeal, versus 90% for the 62 control group patients. Results for the clinical trial as a whole and each of the cardiac, vascular and spinal segments of the trial have been presented as abstracts at various medical conferences. The results for the cardiac segment were publicized in the Annals of Thoracic Surgery in May 2000. The results for the spinal segment have been accepted for publication in SPINE. We anticipate additional publications in peer-reviewed medical journals in the future.

Manufacturing And Facilities

  We have facilities in Mountain View and Fremont, California. Most of our current manufacturing operations for FloSeal are located in our 13,200 square foot Mountain View facility. We believe the manufacturing capacity of this facility will be sufficient through the end of 2001, when the facility lease expires. We are planning to complete the move to the Fremont facility during the second half of 2001. Our decision to close the Mountain View facility depends on receiving an approval by FDA of the Fremont facility. There can be no assurance we will obtain this approval. If we don't receive the approval by the end of the year, we will renew the Mountain View lease.

  In January 2000, we began improvements on the 72,500 square foot Fremont facility, which is our corporate headquarters. We are using the Fremont facility for executive, administrative, sales and marketing and research and development operations. We plan to also use the Fremont facility for packaging and shipping FloSeal and for manufacturing FloSeal. We believe the capacity of the Fremont facility will be sufficient through December 2006. In connection with the Fremont facility, we have spent approximately $4.9 million for the purchase of production equipment, leasehold improvements and office furnishings and equipment.

  The manufacturing of FloSeal consists of the following stages:

  . acquiring essential components of FloSeal, such as bovine hides, thrombin, sterilization services and product components from single suppliers,

  . processing raw materials internally to the appropriate form and composition,

  . arranging sterilization by third parties, and

  . packaging FloSeal for shipment.

  Our manufacturing facilities are subject to the FDA's Quality System Regulation, international quality standards and other regulatory requirements. We also have a manufacturing license from the California Department of Health Services. We acquire raw materials and product components, such as bovine hides and thrombin, from suppliers, process the raw materials internally to the appropriate form and composition, package kits, arrange for sterilization by a third party and then package the products for shipment.

Patents And Proprietary Rights

  Patents and other proprietary rights are important to our business. Our policy is to file patent applications and protect technology, inventions and improvements to inventions that are commercially important to the development of our business. With respect to products, to the extent possible, we seek or plan to seek patent protection on:

  . the product itself,

  . methods of using the product,

  . methods of manufacturing the product, and

  . methods of administering the product.

  We also rely on trade secrets, know-how, continuing technology innovations and licensing opportunities to develop and maintain our competitive position.

  As of March 31, 2001, we have four issued patents and four pending United States patent applications relating to FloSeal. We also have ten issued United States patents and three pending United States patent applications relating to other products under development and other technologies invented by our research department. We also have filed corresponding patent applications with the European Patent and Trademark Commission and may file additional patent applications outside the United States at a later date. In addition, we have licensed technology from third parties that we believe strengthens our patent portfolio.

  We were issued two patents in May 2000. Our patent, No. 6,063,061, was issued on May 16, 2000. This patent includes 31 claims covering the use of fragmented hydrogels, including FloSeal made from natural or synthetic sources in sealing, hemostasis, drug delivery, tissue tract filling, and the delivery of compositions to a target site within the body of a patient. On May 23, 2000, we were granted a United States patent covering the composition of and methods for delivering the FloSeal product. This patent, No. 6,066,325, includes claims covering the composition of fragmented hydrogels that constitute the FloSeal products. It also has claims protecting methods for delivering the substance to a target site on the patient.

  Our patent applications may not result in issued patents. We have conducted searches to determine whether our patent applications interfere with existing patents. Based upon these searches, we believe our patent applications and products do not interfere with existing patents. However, we cannot be sure relevant patents have not been issued that could block our ability to obtain patents or commercialize our products. Moreover, since United States patent applications are not a matter of public record, a patent application could currently be on file with the appropriate agency that would stand in the way of our obtaining an issued patent. A number of medical device companies as well as other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for surgical sealing that could materially impact our operations. Obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws. We believe it will be more difficult for us to enforce our intellectual property abroad than in the United States.

  The medical device industry is characterized by extensive litigation regarding patents and other intellectual property rights. Many medical device companies have employed intellectual property litigation as a way of gaining a competitive advantage. There is no assurance that we will not be involved in litigation regarding our patent rights, nor is there any assurance that we will be free from third parties making claims of infringement on patents against us. Recently, we were subjected to litigation regarding patent rights involving a lawsuit brought by Cohesion Technologies, Inc. See "Item 3. Legal Proceedings." An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using the disputed technology. Although patent and intellectual property disputes in the medical device area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on satisfactory terms, if at all.

Government Regulation

 United States

  FloSeal, our proposed applications and products and our research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities:

  . product development,

  . product testing,

  . product labeling,

  . product storage,

  . pre-market clearance or approval,

  . advertising and promotion,

  . product traceability, and

  . product indications.

  In the United States, medical devices are classified on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls. These controls include registration and listing, labeling, premarket notification and adherence to the FDA Quality System Regulation. Class II devices are subject to general and special controls. Special controls include performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness.

  Pre-market notification clearance must be obtained for many Class I, most Class II devices and Class III devices when the FDA has not called for premarket approval. A pre-market approval application is required for most Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device. The pre-market approval application typically includes:

  . results of bench and laboratory tests, animal studies, and clinical studies,

  . a complete description of the device and its components,

  . a detailed description of the methods, facilities and controls used to manufacture the device, and

  . proposed labeling.

  The approval process can be expensive, uncertain and lengthy. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

 FDA Review Process

  When the FDA receives a premarket approval application, it determines whether the application is complete. If the application is complete, the application is filed and the FDA begins an in-depth review. Currently, FDA review time is approximately 12 months, but timing is uncertain and the process may take significantly longer. The review time is often extended by the FDA asking for more information or clarification of information already provided in the submission. An advisory committee may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA gives substantial weight to the recommendation but is not bound by it. Before granting approval, the FDA will generally conduct an inspection of the manufacturer's facilities to ensure compliance with applicable Quality System Regulation requirements.

  The FDA may issue either an approval letter or an approvable letter. An approvable letter will contain a number of conditions that must be met in order to secure final approval. When and if those conditions are met, an approval letter will be issued. The FDA can also deny approval or issue a "not approvable" letter that will detail the deficiencies.

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

  If clinical trials involve a "significant risk," the sponsor of the trail must file an Investigational Device Exemption application prior to commencing the study. The FDA must approve the clinical trial before the study may commence. If the device presents a "non-significant risk" to the patient, the clinical trial may commence without an Investigational Device Exemption. Institutional Review Board approval must be obtained for all investigational studies. Submission of an Investigational Device Exemption application does not give assurance that the FDA will approve the application. If the application is approved, there can be no assurance that FDA will determine that data derived from the studies will support the safety and efficacy of the device. A supplement must be approved by the FDA before a sponsor or investigator may make a significant change to the investigational plan.

  The FDA determined FloSeal would be regulated as a Class III medical device. The FDA issued a pre-market approval for FloSeal on December 8, 1999. Additional Investigational Device Exemptions, pre-market approvals or pre-market approval supplements may be required for other applications of FloSeal, including the use of FloSeal for urologic surgeries, the FloSeal femoral arteriotomy sealing technology (FAST) device and the FloSeal sponge. There can be no assurance a pre-market approval supplement application will be accepted for our additional products. In the event we are unable to file a pre-market approval supplement for our additional products, we will be required to file pre-market approval applications.

 Manufacturing

  Manufacture and distribution of FloSeal will be subject to continuing regulation by the FDA. We will also be subject to routine inspections by the FDA to determine compliance with the following:

  . Quality System Regulations,

  . medical device reporting regulations, and

  . FDA restrictions on promoting products for unapproved or off-label uses.

  In addition to regulations enforced by the FDA, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act and other federal, state and local regulations.

 International

  To market products in the European Union and countries other than the United States, we must obtain regulatory approval similar to that required by the FDA. FloSeal is classified as a Class III device under the European Medical Devices Directive. Therefore, we were required to obtain a "CE Mark" certification from a "Notified Body" in one of the member countries in the European Union. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the applicable European Medical Devices Directive.

  Approval by a Notified Body typically includes a detailed review of the following:

  . description of the device and its components,

  . safety and performance of the device,

  . clinical evaluations with respect to the device,

  . methods, facilities and quality controls used to manufacture the device, and

  . proposed labeling for the devise.

  Manufacturing and distribution of a device is subject to continued inspection and regulation by the Notified Body after CE Mark certification to ensure compliance with quality control and reporting requirements.

  In February 1997, we received ISO 9001 and EN 46001 qualification of our processes, a principal step in the CE Mark certification process. We obtained CE Mark certification to market FloSeal in the European Union on April 20, 1999. There can be no assurance, however, that we will be successful in completing the CE Mark Certification process or obtaining CE Mark Certification in a timely manner for our products under development.

  In addition to CE Mark certification, each member country of the European Union maintains the right to impose additional regulatory requirements. In France, for example, we have not yet obtained required approval of the Biological Safety Committee. Accordingly, we are not yet authorized to market or sell FloSeal in France. With the exception of France, the CE mark allows for marketing in each member of the European Union.

  Outside of the European Union, regulations vary significantly from country to country. The time required to obtain approval to market products may be longer or shorter than that required in the United States or the European Union. Certain European countries outside of the European Union do recognize and give effect to the CE Mark certification. We are permitted to market and sell FloSeal in those countries.

Litigation

  See Item 3. Legal Proceedings.

Product Liability Insurance

  The manufacture and sale of medical products entail significant risk of product liability claims. We purchased product liability insurance prior to beginning our clinical trials. We currently maintain product liability insurance with combined coverage limits of $3.0 million on a claims made basis. We cannot assure you that this coverage will be adequate to protect us from any liabilities we might incur in connection with the sale or testing of our products. In addition, we may require increased product liability coverage as products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all.

Employees

  As of March 31, 2001, we had 89 regular full time employees, 20 who were engaged in sales, 5 in marketing, 35 in operations, 14 in research and development, 6 in regulatory affairs and quality assurance, and 9 in finance and administration. We also had 12 temporary employees. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

Additional Factors That Might Affect Future Results

  The following factors represent some of our challenges that create risk and uncertainty. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

 We have a history of losses. We expect losses to continue in the future, and we may never achieve profitability.*

  We have not been profitable since our inception in 1992. For the year ended December 31, 2000, we generated $4.9 million of revenues. We incurred net losses of $7.7 million in 1998, $8.3 million in 1999, and $13.7 million in 2000. As of December 31, 2000, we had an accumulated deficit of $51.3 million. We do not expect our operating expenses to decrease as we continue to market our current commercial product, FloSeal, and to develop other products.* The amount of future net losses and the time required to achieve profitability are highly uncertain. We do not expect to achieve profitability before at least 2002, and we may never achieve profitability.* If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis.*

 We expect quarterly revenue and operating results to vary significantly in future periods, which could cause our stock price to fluctuate.*

  Our operating results have varied widely in the past, and we expect they will continue to vary significantly from quarter to quarter as we commercially produce FloSeal and our other products under development in the market.* Our quarterly results may fluctuate for many reasons, including:

  . our limited operating history,

  . our dependence on FloSeal to provide future revenue,

  . our dependence on Sulzer Spine-Tech to sell Proceed into the spinal and cranial surgical specialties, and

  . our limited experience in manufacturing and marketing FloSeal in commercial quantities.

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

  We have been manufacturing FloSeal for commercial sale only since December 1999 and have limited experience manufacturing our other products in the quantities necessary to achieve significant commercial sales. We cannot be certain we will be capable of reliable, high-volume manufacturing at commercially reasonable costs. We could encounter problems relating to:

  . capacity constraints,

  . production yields,

  . quality control,

  . shortages of qualified personnel, and

  . raw materials supply.

  These problems could affect our ability to adequately increase and maintain uninterrupted production of our products and fill customer orders on a timely basis, in which case we may not be able to increase revenues or increase gross profits from sales. Furthermore, the adverse consequences of these problems could have a disproportionately large effect on us because the manufacturing of FloSeal is centralized in a single facility. Because we plan to move all manufacturing to the new Fremont, California facility by December 31, 2001, we will continue to manufacture FloSeal in a single facility.

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

 We may not be able to increase revenues from the sale of FloSeal to achieve profitability by the end of 2002, if ever.

  We depend on the success of FloSeal, our lead product and currently only commercial source of revenue. Our success, if any, will depend on the medical community's continued acceptance of FloSeal and our ability to increase revenues from the sale of FloSeal through our current sales, marketing and distribution capability. We cannot guarantee sufficient growth in revenues to allow us to achieve profitability in 2002, if at all. A surgeon's use of FloSeal requires a change from more familiar products that are currently available. We cannot assure you of our ability to cause such a change. FloSeal will have to be priced competitively and offer clinically significant advantages over other commercially available products in order to achieve market acceptance. Even if the market generally accepts FloSeal, surgeons may choose to use it in fewer procedures than we project. If FloSeal does not achieve significant sales growth or we are unsuccessful in increasing commercial manufacturing, we may not be able to significantly increase our revenues.

 We derive a substantial portion of our revenue from Sulzer Spine-Tech, and any disruption of this relationship may cause our revenues to decline.

  During the year ended December 31, 2000, sales to Sulzer Spine-Tech of Proceed accounted for 60% of our product revenues. In July 1999, we entered into a world wide distribution agreement granting Sulzer Spine-Tech rights to sell the product configuration of FloSeal known as Proceed in all world wide spinal and cranial surgical specialty markets except for Japan and a few other small markets where we already had distributor relationships in place. The agreement extends through June 30, 2002 and contains provisions for both minimum annual sales and termination in the event of change in control. We expect Sulzer Spine-Tech will continue to account for a significant portion of our revenue in the future.* Our future success will depend upon the timing and size of future purchase orders by Sulzer Spine-Tech as well as their ability to distribute Proceed through their sales force. Sulzer Spine-Tech may be unable to satisfy minimum sales requirements, under the distribution agreement, or achieve projected sales levels, which could result in the termination of the agreement and a material adverse affect on our business, financial condition and results of operations.

 Our ability to achieve significant revenue will depend on our ability to grow our sales, marketing and distribution capabilities.

  Our ability to achieve significant revenue will depend heavily on our success in growing our sales and marketing capabilities. Our sales strategy combines a direct sales force and collaboration and distribution arrangements. We have built our own sales force to initially address only the cardiac, vascular, ear, nose and throat, and head and neck surgical markets for FloSeal in the United States. We cannot be certain we can continue to grow and manage an effective direct sales force for FloSeal. To the extent we rely on our direct sales force, we compete with other companies that have greater experience and better-funded marketing and sales operations.

  We have a distribution arrangement with Sulzer Spine-Tech for the worldwide, except for Japan, distribution of Proceed, which is a configuration of FloSeal for the spinal and cranial surgical markets. We have entered into distribution agreements with European regional distributors for the distribution of FloSeal in the cardiac and vascular surgical markets in the European Union. Our distributors may be unable to satisfy minimum purchase agreement requirements or achieve projected sales levels under the distribution agreements, which could result in the termination of their agreements and a material adverse affect on our business, financial condition and results of operations. In addition, several of our agreements with regional distributors have one-year terms. The distributors are under no obligation to renew these agreements. As a result, we may need to seek new arrangements to sell and distribute FloSeal and our other products under development or to expand our own direct sales capabilities. Securing new partners or distributors is a time-consuming process, and there is no guarantee that the negotiations with new distributors will result in arrangements on commercially reasonable terms. There can be no assurance that the terms of new arrangements will be favorable to us. In addition, there can be no assurance that our distributors will not distribute other products that compete directly with FloSeal or new products developed by competitors that may prove to be more effective or cost efficient alternatives than our products.

  We recently began selling FloSeal through a small direct sales force in Germany after terminating our agreement with the regional distributor. There can be no assurance that our sales in Germany will be more favorable to us than sales through a regional distributor or that sales in Germany will ever be sufficient to obtain a profitable operation in that country.

 We may be unable to increase FloSeal revenues effectively because the market for hemostatic products is highly competitive.

  The market for products that control surgical bleeding is highly competitive. FloSeal and our other products under development compete with a variety of products, such as topical hemostats, fibrin glues and other types of surgical sealants and adhesives.

  Competing products are manufactured and sold by several companies, including Pharmacia & Upjohn (maker of Gelfoam), Baxter International (maker of Tisseel, a fibrin glue product) and Johnson & Johnson. We cannot be certain that FloSeal or our other products under development will be able to compete successfully against these existing products or any other products that may enter the marketplace.

  Our major competitors have several competitive advantages over us, such as:

  . greater name recognition,

  . broader product lines,

  . greater marketing and sales personnel resources,

  . stronger distribution networks,

  . greater capital resources,

  . larger regulatory compliance staffs, and

  . larger technological, research and development and clinical staffs and facilities.

  Our competitors may develop future products that are more effective, easier to use or more economical than FloSeal or our other products under development. Our competitors may also use technologies that could render our technology or products obsolete or unable to compete. Additionally, we cannot assure you that our marketing or other strategic partners, such as Sulzer Spine-Tech, will not pursue parallel development of technologies or products that compete with FloSeal or our other products under development.

  Smaller companies, such as Bard and CryoLife may also prove to be significant competitors, particularly through collaborative arrangements with large companies. Academic institutions, government agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product development and marketing. In addition, these companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

 We purchase key raw materials from single suppliers, with whom we do not have long term supply arrangements.

  We currently purchase essential elements of FloSeal and sterilization services from single suppliers. We purchase bovine hides from Spear Products and thrombin from GenTrac, Inc. We do not have long-term supply arrangements with these suppliers. In the event that raw materials from any of our current single-source suppliers become unavailable for any reason, we will be required to identify alternative suppliers. Identifying and utilizing additional or replacement suppliers for any of the components in FloSeal may not be accomplished quickly and could involve significant additional costs. In addition, FDA approval of any new supplier of a critical component would be required if that component was no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. Our failure to obtain any of the components used to manufacture FloSeal from alternative suppliers or any delay in qualifying a new supplier could limit our ability to manufacture FloSeal and would have a material adverse affect on our business, financial condition and results of operations.

 We manufacture FloSeal in two manufacturing facilities, both located in the San Francisco Bay Area in California. A natural disaster or power shortage is possible and could result in prolonged interruption of our business.

  We currently manufacture FloSeal in our Mountain View, California and Fremont, California facilities. After FDA approval of our Fremont facility, we intend to centralize all manufacturing operations at the Fremont facility. Both facilities are located in the San Francisco Bay Area in California, which is a seismically active area. With our manufacturing centralized in this area, a natural disaster, such as an earthquake, fire or flood, could substantially disrupt our manufacturing operations or destroy our facilities. Further, California is currently experiencing power outages due to a shortage in the supply of power within the state. If the power outages increase in severity, the outages could disrupt our manufacturing operations. This could cause delays and cause us to incur additional expenses and adversely affect our reputation with our customers and our distributors. In addition, since the real estate market in the San Francisco Bay Area is extremely competitive and is likely to remain competitive, an alternative facility may not be available on commercially reasonable terms if we suffer a catastrophic loss from a natural disaster.

 If we are unable to effectively develop and commercialize new products, our revenues may decline.

  To be successful, we will need, in part, to develop, market and sell products other than FloSeal. Our other products under development include our FloSeal FAST device and the FloSeal sponge. There can be no assurance we will be able to successfully develop these products or, if developed, we will generate revenues or profits from these products. Successful marketing and sale of our products under development depends, in significant part, on our ability to:

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

  We are required to maintain compliance with the good manufacturing practice requirements of the FDA's Quality System Regulation for medical devices, as well as regulatory authorities in the European Union. The Quality System Regulation and the European regulatory requirements relate to product testing and quality assurance, as well as the maintenance of records and documentation. The FDA and the European regulatory authorities enforce their regulatory requirements through periodic inspections. We can provide no assurance that we will be able to maintain compliance on an on-going basis. If we or any third-party manufacturer of our products or active ingredients do not conform to the Quality System Regulation or the requirements of the European regulatory authorities, we will be required to find alternative manufacturers that do conform to the Quality System Regulation. This may be a long and costly process. The FDA must approve alternative third-party manufacturers before they can commercially manufacture our products or some critical components, such as thrombin. We may have to incur significant costs to comply with laws and regulations and our failure to comply could lead to penalties that could have a material and adverse affect on our operating results or financial condition.

 If we fail to maintain regulatory clearances and approvals for FloSeal, we may be unable to commercialize our products and our revenues may decline.

  Although we have obtained regulatory clearance and approval of FloSeal in the United States for almost all surgical applications and in the European Union for all surgical applications, we continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

  . product changes or modifications,

  . product manufacturing,

  . manufacturing quality control requirements,

  . reporting requirements to regulatory agencies,

  . unapproved, off-label uses, and

  . product traceability.

  If we fail to comply with medical device laws or regulations, we may be fined and restricted from selling our products. If the FDA believes we are not complying with the law, it can:

  . detain or seize our products,

  . issue a recall,

  . enjoin future violations, and

  . assess civil and criminal penalties against us.

  In addition, regulations are subject to change. We cannot predict the effect, if any, that such changes might have on our business. Our failure to comply with regulatory requirements could have a material adverse effect on our business.

  Our regulatory clearance and approval for the sale of FloSeal in the United States and the European Union could also be rescinded. For example, one of our principal competitors has claimed that FloSeal was improperly certified for sale in Germany as a medical device. The competitor claimed that FloSeal should be regulated as a drug. While no regulatory authority determined that our competitor's claim was correct, an adverse determination could restrict our ability to market and sell FloSeal in the United States or the European Union.

 We may not be able to expand the international sale of our products without further approvals, which could significantly harm our ability to generate revenue.

  Marketing of FloSeal outside of the United States requires compliance with local regulatory requirements. We have obtained regulatory approval for the commercial sale of FloSeal as a medical device in the European Union and in Switzerland, Canada, and Hong Kong. We have not yet received approval in other international markets. Without approval we will not be able to expand our international sales. In addition, if the regulatory approval we obtained for the commercial sale of FloSeal in the European Union is rescinded or otherwise becomes unavailable to us, we would not be able to market and sell FloSeal in the European Union without subsequent regulatory approval.

 Failure to obtain regulatory approval for additional configurations of FloSeal and our other products under development could significantly harm our ability to generate revenue.

  The Center for Devices and Radiological Health, a division of the FDA, regulates applications of FloSeal technology. Before we can market additional configurations of FloSeal or any of our other products under development in the United States, we must show that our products are safe and effective. We must also obtain approval from the FDA, which cannot be guaranteed. We may be required to complete clinical trials and obtain approval for additional applications of FloSeal technology before they may be marketed. The FDA may also limit the commercial claims and uses of any of our future products.

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

  We have four issued United States patents relating to FloSeal. We also have ten issued United States patents and four pending patent applications relating to our other products under development and other technologies invented by our research department. We also have corresponding international patent applications filed under the Patent Cooperative Treaty, which provides certain rights overseas with respect to our patents. Our success depends to a significant degree on our ability to protect and preserve our intellectual property. To protect our intellectual property rights, we rely on the patent laws of the United States and the other countries where we market and sell FloSeal or intend to market and sell FloSeal or our other products under development. However, we cannot be certain that the steps we have taken will prevent third parties from using our technology without our authorization or independently developing technology without our authorization or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States In addition, we cannot assure you that patents will issue from our applications or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect our technologies.

  The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales and otherwise harm our business. Although we do have several issued United States patents and several pending United States patent applications, our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products in the United States or elsewhere. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our proprietary technology. We may not be able to secure registration with respect to our pending patent applications. Failure to secure these registrations may limit our ability to protect the intellectual property rights that these applications are intended to cover.

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

  Moreover, since United States patent applications are not a matter of public record, a patent application could currently be on file that would stand in our way of obtaining an issued patent. Interference proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings could result in substantial costs to us and a diversion of management focus, and could have a material adverse effect on our business, financial condition and results of operations. In addition, a number of medical device and other companies, universities and research institutions have filed patent applications or may have been issued patents relating to compositions and methods for surgical sealing. The issuance of any of these potentially competing patents could materially and adversely affect our business, results of operations and financial condition.

 FloSeal and our other products under development may infringe the intellectual property rights of others, which may cause us to become subject to expensive litigation, cause us to incur substantial damages, require us to pay significant license fees or prevent us from selling our products.

  On December 19, 2000, Cohesion Technologies, Inc. filed a patent infringement action against us in United States District Court, Northern District of California (San Jose) claiming we infringed on Cohesion Technologies' "Collagen-Polymer Matrices With Differential Biodegradability" patent (Patent #6,110,484), which claims a method for forming fibrin matrix at a tissue site. Cohesion Technologies is seeking unspecified damages and permanent injunctive relief.

  We believe the Cohesion Technologies' claim is without merit. Nevertheless, Cohesion Technologies' infringement claim may result in costly and protracted litigation, may divert the efforts of our management personnel, may cause product shipment delays, may require us to enter into a costly royalty or licensing agreements, may require us to pay damages, may harm our reputation or may prevent us from manufacturing, marketing or selling FloSeal or any of our other products under development. Moreover, if we are found to have violated Cohesion Technologies' intellectual patent rights, we may be subject to damages and other remedies. In addition, we may be required to either redesign our FloSeal products in order to avoid violating Cohesion Technologies' intellectual property or we need to obtain a license to use Cohesion Technologies' intellectual property. In addition, we may be subject to litigation from other third-parties in which we would have to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights that may conflict with our business. These infringement claims would result in costly litigation, divert the efforts of our management personnel, cause product shipment delays, require us to enter into royalty or licensing agreements, require us to pay damages, harm our reputation or prevent us from manufacturing, marketing or selling FloSeal or any of our other products under development. Moreover, if we were to discover that FloSeal or any of our products under development violated third-party intellectual property rights, we might be unable to redesign it to avoid violating their rights or to obtain a license to use the third-party intellectual property on commercially reasonable terms.

 Failure by our customers to obtain adequate third-party reimbursement for the procedures utilizing FloSeal could adversely affect our ability to market and sell FloSeal and generate revenues.

  Our United States customers generally rely on third-party insurers, such as federal Medicare, state Medicaid and private health insurance plans, to reimburse some or all of the cost of a procedure in which FloSeal will be used. We expect to sell FloSeal based on a prospective payment system.* In a prospective payment system, the cost of FloSeal would be incorporated in the overall cost of the surgical procedures that use FloSeal instead of providing for a separate reimbursement for our products. However, we cannot assure you that third-party insurers will reimburse our customers for the cost of FloSeal. Our financial success depends, in part, on our customers obtaining satisfactory reimbursement for surgical procedures that use FloSeal. Failure by our customers to obtain sufficient reimbursement for these procedures or adverse changes in governmental and private insurance policies toward reimbursement for these procedures could result in reduction or elimination of purchases of FloSeal, which would materially and adversely affect our revenues. Since FloSeal is priced at a premium to corresponding widely used hemostats, our business may also be materially and adversely affected by the continuing efforts of third-party insurers to contain or reduce healthcare costs.

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

 The use of product derived from cows could adversely impact our ability to market and sell our products.

  There is uncertainty as to the continued acceptance in the European Union of products that incorporate products derived from cows. This uncertainty is due to concerns about "mad cow disease". This disease is believed to be transmitted from cows to humans and may cause serious illness or death. FloSeal and our other products under development contain thrombin, extracted from the blood and lungs of cows and gelatin derived from the hides of cows. A reversal of European acceptance of FloSeal could materially and adversely affect our ability to market and sell FloSeal and our other products under development.

  Our European Notified Body has advised us that the safety of all medical products containing materials of animal origins must be re-evaluated with respect to bovine spongiform encephalopathy (BSE). We must submit to our European Notified Body the results of our re-evaluation on FloSeal by mid-April 2001. There is no assurance the Notified Body will allow us to continue to sell FloSeal in Europe based on the results of our re-evaluation. In addition, if the Notified Body does allow us to continue to sell FloSeal in Europe, it is possible that individual European countries could place their own requirements or restrictions on products containing material of animal origin. There is no assurance FloSeal could meet those requirements or restrictions. We could be required to stop selling FloSeal in those European countries whose requirements or restrictions we did not meet.

  Recently various news sources have reported an outbreak of foot and mouth disease in Europe. Should foot and mouth disease reach herds in the United States and the destruction of those infected herds impacts the availability of our raw materials, the prices for our raw materials could increase. Significant price increases in our raw materials may have a material adverse affect on our business, financial condition and results of operations.

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

  We are highly dependent on our executive management team and staff. The loss of any of these persons, or our inability to recruit additional personnel necessary for our business, could substantially impair our manufacturing, marketing and sales, and research and development efforts and impede our ability to commercialize FloSeal and our other products under development. Recruiting and retaining qualified technical and managerial personnel will continue to be critical to our success. Our business is located in the San Francisco Bay Area in California, where demand for experienced personnel is extremely high and is likely to remain high. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. We may not be able to recruit and retain qualified employees on commercially reasonable terms, which could materially and adversely affect our ability to achieve profitability.

Item 2. Properties

  We have facilities in Mountain View and Fremont, California. In November 1999, we entered into a lease for a new headquarters and manufacturing facility of approximately 72,500 square feet in Fremont, California. Approximately 50% of our manufacturing operations have been moved to Fremont while 50%, primarily processes housed in our clean room, remain in our 13,200 square foot Mountain View facility. With our current manufacturing configuration, we believe our manufacturing capacity will be sufficient through the end of 2001, when the Mountain View facility lease expires. We are currently planning to be completely moved to Fremont by the end of 2001. Should we be delayed in that move, we will renew the Mountain View lease. We can not predict the terms under which such a renewal could occur. The renewal terms would depend on the commercial real estate market and the term of the renewed lease among other factors.

  In January 2000, we began improvements on the 72,500 square foot Fremont facility, which now serves as our corporate headquarters. We are currently housing the executive, administrative, finance, sales and marketing, research and development, and a portion of operations in the Fremont building. We plan to use the Fremont facility for packaging and shipping FloSeal and, by the end of 2001, for manufacturing FloSeal.* The lease for the Fremont facility began January 1, 2000 and extends through December 31, 2006.

Item 3. Legal Proceedings

  On December 19, 2000, Cohesion Technologies, Inc. filed a patent infringement action against us in United States District Court, Northern District of California (San Jose) claiming we infringed on Cohesion Technologies' "Collagen-Polymer Matrices With Differential Biodegradability" patent (Patent #6,110,484), which claims a method for forming fibrin matrix at a tissue site. Cohesion Technologies is seeking unspecified damages and permanent injunctive relief. We believe the Cohesion Technologies' claim is without merit.

  We have received correspondence from Baxter Deutschland GmbH, a subsidiary of Baxter International, Inc., in which Baxter argues that FloSeal should be regulated as a drug in Germany. FloSeal is currently regulated as a medical device in Germany, as well as the other countries in which we have obtained regulatory approval. Baxter has indicated that it may challenge the issuance of the CE Mark Certification for FloSeal. We will vigorously pursue a litigation strategy with respect to any attempt to alter the regulatory nature of FloSeal or our other products in Germany and elsewhere.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  Our common stock is quoted on the Nasdaq National Market under the symbol "FSON." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported on the Nasdaq National Market for the periods stipulated.

                                                                    High   Low
                                                                   ------ ------
       1999
         First Quarter............................................  7.750  5.125
         Second Quarter...........................................  7.938  5.125
         Third Quarter............................................ 13.500  7.547
         Fourth Quarter........................................... 14.500  9.500
       2000
         First Quarter............................................ 25.750 11.875
         Second Quarter........................................... 21.125 10.000
         Third Quarter............................................ 16.000  8.625
         Fourth Quarter........................................... 11.250  2.250
       2001
         First Quarter (through March 31, 2001)...................  7.063  2.156

  As of March 31, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $3.031 per share and, on March 31, 2001 there were 93 stockholders of record.

  On June 7, 2000, we sold 1,100,000 shares of common stock at a purchase price of $12.00 per share to the State of Wisconsin Investment Board and the Franklin Biotechnology Discovery Fund. Net proceeds, after commissions and fees along with other costs associated with the offering, totaled $12,964,000.

  On April 9, 2001, we completed the sale of 2,730,375 shares of common stock at a purchase price of $2.93 per share, which was the average closing price of Fusion's common stock over the 10 trading days preceding the execution of the private placement agreement, to Alloy Ventures, the State of Wisconsin Investment Board and the Asset Management Company. Net proceeds, after deducting estimated legal fees and other estimated costs associated with the offering, total approximately $7.9 million, which should be sufficient to meet our capital and operating requirements for at least the next 12 months. As part of the transaction, each purchaser also received a warrant exercisable for up to an additional 25 percent of the total shares purchased. The exercise price of the warrants is 125 percent of the purchase price, or $3.66 per share. The warrant agreement terminates on April 2, 2006.

Item 6. Selected Financial Data

  The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Prospectus. The statements of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 have been derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 have been derived from audited consolidated financial statements that are not included in this report. All amounts for net sales have been adjusted to reflect the retroactive adoption of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                         Year Ended December 31
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                 (in thousands, except per share data)
   Statements of Operations
    Data:
   Net sales................  $  4,949  $    254  $    --   $    153  $     31
   Cost of sales and
    manufacturing start-up
    cost....................     5,235       731       --        968       196
                              --------  --------  --------  --------  --------
     Gross Loss.............      (286)     (477)      --       (815)     (165)
                              --------  --------  --------  --------  --------
   Operating Expenses:
     Research and
      development...........     6,013     5,095     6,145     5,647     4,693
     Sales and marketing....     5,244     1,441       614     2,421     1,582
     General and
      administrative........     3,007     1,799     1,470     2,053     1,426
                              --------  --------  --------  --------  --------
       Total operating
        expenses............    14,264     8,335     8,229    10,121     7,701
                              --------  --------  --------  --------  --------
   Loss from operations.....   (14,550)   (8,812)   (8,229)  (10,936)   (7,866)
   Interest income, net.....       836       487       542       984       910
                              --------  --------  --------  --------  --------
   Net loss.................  $(13,714) $ (8,325) $ (7,687) $ (9,952) $ (6,956)
                              ========  ========  ========  ========  ========
   Basic and diluted net
    loss per share..........  $  (1.28) $  (0.96) $  (1.08) $  (1.41) $  (1.52)
                              ========  ========  ========  ========  ========
   Shares used in computing
    basic and diluted net
    loss per share..........    10,728     8,707     7,145     7,070     4,563
                              ========  ========  ========  ========  ========

   Balance Sheet Data:
   Cash, cash equivalents
    and available for sale
    securities..............  $  8,157  $ 14,066  $  7,164  $ 14,459  $ 23,485
   Working capital..........     8,261    11,550     6,242    11,850    21,072
   Total assets.............    17,709    16,216     8,088    15,540    25,063
   Long term debt, including
    current portion.........     1,031       204       321        43       189
   Accumulated deficit......   (51,271)  (37,557)  (29,232)  (21,545)  (11,593)
   Total stockholders'
    equity..................    14,821    14,786     6,827    14,224    23,742

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

  This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business--Additional Factors That Might Affect Future Results" commencing on page 14 and elsewhere in this Form 10-K.

Overview

  We are commercializing and developing proprietary collagen gel-based products for use in controlling bleeding in a variety of surgeries. Our lead product, FloSeal, was approved on December 8, 1999 by the FDA for marketing in the United States. FloSeal combines a gelatin derived from collagen with thrombin, a potent clotting agent, to control surgical bleeding. FloSeal is approved for surgical procedures, other than in ophthalmic and urologic, as an adjunct to hemostasis when control of bleeding by sutures and staples or topical hemostats, fibrin glues and other types of surgical sealants and adhesives are ineffective or impractical.

  The year ended December 31, 2000 was our first full year of sales of FloSeal. We reported a total of approximately $4.9 million in revenue based on shipments of approximately 56,000 units of product. Sales to our distribution partner, Sulzer Spine-Tech, represented approximately 60% of total revenue or $2.9 million. The distribution agreement with Sulzer Spine-Tech was executed in June 1999. The agreement grants exclusive rights to market and sell FloSeal world wide, except for Japan and a few smaller markets where we already had distribution agreements in place, in the spinal and cranial surgical markets. Sulzer Spine-Tech markets a configuration of FloSeal called Proceed Hemostatic Sealant.

  We have reported $4,949,000 and $254,000 in revenue for the years ended December 31, 2000 and December 31, 1999, respectively, primarily from sales into the cardiac, vascular, ear, nose and throat, head and neck, and spinal surgical specialties. As of December 31, 2000, we had an accumulated deficit of $51.3 million.

  In late September 2000, we began commercializing FloSeal in the United States for use in the ear, nose, throat, head and neck markets, in addition to the existing cardiac, vascular and spinal markets. We anticipate sales increasing as FloSeal is used more often by doctors currently using

FloSeal, as additional doctors in hospitals where FloSeal is currently being used begin using FloSeal, and as we add new hospitals as customers.* We anticipate incurring increased expenses relating to FloSeal sales, marketing, manufacturing, and general and administrative, and moderately decreasing expenses in research and development.* We have not achieved, nor do we expect to achieve, profitability before 2002.*

  During 2000, we established a 24 person direct sales force in the United States and invested in marketing activities to support the launch of FloSeal into the cardiac, vascular, ear, nose, throat, head and neck surgical specialties. In April 1999, we received the CE mark that allows us to commercialize FloSeal in the European Union. Revenues from the sale of FloSeal in the European Union totaled approximately $860,000 in 2000.

  We have been expanding our manufacturing capacity to be able to meet the anticipated product supply requirements for commercial sale of FloSeal. In April 2000, we first occupied a portion of a 72,500 square feet building in Fremont, California. In conjunction with this new facility, we have spent a total of approximately $5.0 million for the purchase of equipment for production and research & development, office furnishings and equipment and leasehold improvements.

  We are also developing additional bleeding control products based upon the core technology underlying FloSeal. These products include the FloSeal Femoral Arteriotomy Sealing Technology (FAST) device for use following vascular interventional procedures and the FloSeal sponge, a dry, sponge-like formulation of FloSeal requiring no mixing, for use in trauma surgery and battlefield first-aid applications. We began feasibility clinical trials for the FloSeal FAST device in December 2000. Our future products currently in development require approvals by FDA and other regulators, which cannot be guaranteed.

Results of Operations

 Years Ended December 31, 2000, 1999 and 1998

 Revenues

  We recorded revenues of $4,949,000, $254,000 and none for the years ended December 31, 2000, 1999 and 1998, respectively. We commenced selling FloSeal in May 1999 in the European Union and in December 1999 in the United States. We had no sales in 1998. Revenues increased in 2000 principally due to obtaining regulatory approval in the United States. Approximately 60% of total revenues in 2000 were sales to our distribution partner, Sulzer Spine-Tech.

 Gross Loss

  We had a gross loss of $286,000, $477,000 and none for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in the gross loss in 2000 is primarily due to the increase in total unit shipments in 2000 over 1999. The increase in gross loss in 1999 over 1998 is primarily due to the first shipments of FloSeal occurring in 1999 and expenses associated with starting up commercial manufacturing. The third quarter of 2000 was the first quarter we reported a gross profit. The fourth quarter of 2000 resulted in gross profit of $232,000, or 13% gross margin. We expect the positive gross margin to grow on a quarterly basis throughout 2001 as the fixed costs of production are spread over an increasing number of units produced.*

 Research and Development

  Research and development expenses were $6,013,000, $5,095,000 and $6,145,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase of $918,000 in 2000 was primarily due to the development of the FloSeal FAST device in preparation of beginning feasibility clinical trials by the end of the year. The decrease in 1999 of $1,050,000 was due primarily to the conclusion of the clinical trial and development expenses related to FloSeal. While we do not anticipate significant increases in research and development spending in 2001, we believe investment in research and development is essential to our future success. We expect research and development expenses will remain near current levels in future periods.*

 Sales and Marketing

  Sales and marketing expenses were $5,244,000, $1,441,000 and $614,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase of $3.8 million in 2000 over 1999 was primarily due to building our direct sales force up to 24 people and to marketing spending to support the launches of FloSeal into the cardiac, vascular, ear, nose and throat, and head and neck surgical specialties. These marketing expenses include costs of marketing personnel, participating in major national and regional medical conferences, and advertising in various surgical specialty journals. The increase of $827,000 in 1999 was the result of sales and marketing efforts to establish FloSeal in Europe and initial efforts to build a direct sales force in the United States in late 1999. We anticipate sales and marketing expenditures will increase in future periods in connection with the continuing growth of FloSeal in existing markets and the commercial launch of FloSeal into additional surgical specialties.*

 General and Administrative

  General and administrative expenses were $3,007,000, $1,799,000 and $1,470,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase of $1.2 million in 2000 was primarily due to paying a full year salaries for employees hired in 1999 and paying additional rent on the new facility in Fremont, California. The increase of $329,000 in 1999 was the result of hiring an experienced team to support the drive to attract new capital and make preparations for the commercialization of FloSeal and support our growth. The Fremont facility was unoccupied during construction improvements from January through March 2000. Occupancy by management, sales and marketing, administrative and limited research personnel began in April 2000. Additional personnel and manufacturing activities were phased into the Fremont facility through the first quarter 2001.

  In December 2000, Cohesion Technologies, alleging infringement of a Cohesion patent, named us in a patent suit. We believe this suit has no merit. Nevertheless, Cohesion's infringement claim may result in costly and protracted litigation. Also, as we have grown in size, we will require additional resources to support our financial and administrative functions. Thus, we believe general and administrative expenses will increase in future periods*.

 Interest income and expense, net

  Net interest income and expense was $836,000, $487,000 and $542,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase of $349,000 in 2000 was primarily due to greater amounts of cash, cash equivalents and available-for-sale securities during 2000 due to the proceeds from the sale of common stock in June 2000 and November 1999. The decrease of $55,000 in 1999 was the result of shift in mix of investments, decreasing long term investments in favor of short-term investments and decreases in interest rates offset by increases in cash, cash equivalents and available-for-sale securities resulting from the November 1999 private placement financing and the April 1999 follow-on public offering.

 Liquidity and Capital Resources

  From inception to December 31, 2000, we incurred net losses resulting in an accumulated deficit of $51,271,000. We have financed our operations primarily through private sales of equity securities and an initial public offering of common stock in June 1996 together aggregating net proceeds of $24,419,000. In June 2000 and November 1999, we concluded two private placement financings. In April 1999, we concluded a follow-on public offering. These three offerings together aggregated net proceeds of $28,725,000.

  Cash, cash equivalents and available-for-sale securities totaled $8,157,000 and $12,978,000 as of December 31, 2000 and 1999, respectively. Cash flows used in operating activities were $13,467,000 and $8,299,000 for the years ended December 31, 2000 and 1999, respectively. These cash outflows resulted primarily from funding our net losses. During the year ended December 31, 2000, we also made investments in inventory of $436,000 and in accounts receivable of $831,000. In 1999, we invested $582,000 in inventories, $147,000 in accounts receivable and $147,000 in other current assets.

  Net cash used by investing activities was $5,387,000 and $3,647,000 for the years ended December 31, 2000 and 1999. Cash was used for the acquisition of property and equipment of $5,157,000 and $735,000 for the years ended December 31, 2000 and 1999, respectively. During 2000, restricted cash increased by $573,000 to fund the leasehold improvements and new equipment for the Fremont, California facility. During 1999, restricted cash increased by $1,088,000 to collateralize a letter of credit related to the facility lease in the Fremont facility.

  Net cash provided by financing activities were $14,358,000 and $15,959,000 for the years ended December 31, 2000 and 1999, respectively. The primary source of this cash were the net proceeds from the private sale of common stock in June 2000, November 1999 and April 1999.

  In the course of our development, we have sustained operating losses and expect such losses to continue through at least 2001. Management believes its cash balances as of March 31, 2001 were not be sufficient to meet our capital and operating requirements for the next 12 months.

  On April 9, 2001, we completed the sale of 2,730,375 shares of common stock at a purchase price of $2.93 per share, which was the average closing price of Fusion's common stock over the 10 trading days preceding the execution of the private placement agreement, to Alloy Ventures, the State of Wisconsin Investment Board and the Asset Management Company. Net proceeds, after deducting estimated legal fees and other estimated costs associated with the offering, total approximately $7.9 million, which should be sufficient to meet our capital and operating requirements for at least the next 12 months. As part of the transaction, each purchaser also received a warrant exercisable for up to an additional 25 percent of the total shares purchased. The exercise price of the warrants is 125 percent of the purchase price, or $3.66 per share. The warrant agreement terminates on April 2, 2006.

  In April 2000, we accepted a commitment from Transamerica Business Credit Corporation--Technology Finance Division to finance up to a total of $3,000,000 toward production equipment, research & development equipment, computer equipment and office furnishings. A maximum of $900,000 of this total could be used to finance tenant improvements. Each loan term commences upon delivery of the equipment having an aggregate cost of $75,000 or more and will continue for 48 months. The interest rate is variable and based on 4-year United States Treasury Securities plus 737 basis points. The interest rate becomes fixed at the commencement of each loan for the complete term. A balloon payment of 10% of the original principal amount of each loan is due at the end of each loan term. Borrowings under this facility expired in December 2000. As of December 31, 2000, we had drawn approximately $989,000 against the original $3.0 million commitment. No additional drawdowns are available on this loan.

  Our future capital requirements will depend on numerous factors, including the rate of acceptance of FloSeal in the market as evidenced by increasing revenues, our ability to manufacture increasing quantities of product and achieve commercially acceptable gross profits, our ability to control expenses while developing our products, and the nature, timing and success of our other products under development. We have committed substantial capital resources to the development of commercial-scale manufacturing for FloSeal. In November 1999, we entered into a lease for a 72,500 square foot building in Fremont, California. We have committed approximately $5.5 million for manufacturing equipment, research and development equipment, office furnishings and equipment and leasehold improvements to improve the Fremont facility. The associated working capital requirements for ongoing manufacturing and commercial launch into additional surgical specialties and those of new products are also expected to be substantial. The timing and amount of capital requirements cannot be accurately predicted. Existing cash, cash equivalents and available-for-sale securities balances, proceeds from the April 2001 financing and future product sales should provide adequate liquidity for at least the next 15 months.

  At December 31, 2000, we had approximately $34,120,000 in federal and in $35,953,000 state net operating loss carry forwards that expire in the years 2001 through 2019, respectively. Utilization of federal income tax net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. These annual limitations may result in expirations of net operating losses and research and development credits before they can be fully utilized.

Recent Accounting Pronouncements

  In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities. Fusion will adopt SFAS No. 133, as amended, for the first quarter of fiscal year 2001. We do not believe the adoption will have a material impact on these financial statements.

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

  The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations:

                                                      Fiscal Year
                                             --------------------------------
                                              2001   2002   Thereafter Total
                                             ------  -----  ---------- ------
   Assets:
     Cash and cash equivalents.............. $3,668    --       --     $3,668
     Average interest rate..................   2.09%   --       --       2.09%
     Available-for-sale securities.......... $4,489    --       --     $4,489
     Average interest rate..................   6.63%   --       --       6.63%

   Liabilities:
     Bank borrowings (including current
      portion).............................. $   88    --       --     $   88
     Average interest rate..................  11.00%   --       --      11.00%
     Equipment financing (including current
      portion).............................. $  191  $ 223    $ 529    $  943
     Average interest rate..................  14.70% 14.70%   14.70%    14.70%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None

                                    PART III

  Certain information required by Part III is omitted from this Report because the registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held on June 14, 2001 and the information therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

  The information concerning our directors required by this item is incorporated by reference to our Proxy Statement.

Item 11. Executive Compensation.

  The information required by this Item is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by this Item is incorporated by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

  The information required by this Item is incorporated by reference to our Proxy Statement.
                                    PART IV

Item 14. Exhibits, Financial Statement Schedules

   (a) 1.  Financial Statements                                    Page(s)
                                                                 -----------
           Report of Independent Accountants..................       F-2
           Consolidated Balance Sheets, December 31, 2000 and
            1999..............................................       F-3
           Consolidated Statements of Operations and
            Comprehensive Loss, Years Ended December 31, 2000,
            1999 and 1998.....................................       F-4
           Consolidated Statements of Stockholders' Equity,
            Years Ended December 31, 2000, 1999 and 1998......       F-5
           Consolidated Statements of Cash Flows, Years Ended
            December 31, 2000, 1999 and 1998..................       F-6
           Notes to Consolidated Financial Statements.........   F-7 to F-16

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

FUSION MEDICAL TECHNOLOGIES, INC.              Date: April 13, 2001

By: /s/ PHILIP M. SAWYER
  ----------------------------
  Philip M. Sawyer
  President and Chief
  Executive Officer

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip M. Sawyer and Larry J. Strauss his attorneys-in-fact, and each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     Signature                               Title                 Date
                     ---------                               -----                 ----
              /s/ PHILIP M. SAWYER                  President, Chief          April 13, 2001
 __________________________________________________  Executive Officer and
                 (Philip M. Sawyer)                  Director
                                                     (Principal Executive
                                                     Officer)

               /s/ LARRY J. STRAUSS                 Vice President, Finance     April 13, 2001
 __________________________________________________  and Chief Financial
                 (Larry J. Strauss)                  Officer
                                                     (Principal Accounting
                                                     Officer)

              /s/ GORDON W. RUSSELL                 Chairman of the Board of    April 13, 2001
 __________________________________________________  Directors
                (Gordon W. Russell)

               /s/ OLAV B. BERGHEIM                 Director                    April 13, 2001
 __________________________________________________
                 (Olav B. Bergheim)

               /s/ VAUGHN D. BRYSON                 Director                    April 13, 2001
 __________________________________________________
                 (Vaughn D. Bryson)

               /s/ J. MICHAEL EGAN                  Director                    April 13, 2001
 __________________________________________________
                 (J. Michael Egan)

              /s/ RONALD A. ELENBAAS                Director                    April 13, 2001
 __________________________________________________
                (Ronald A. Elenbaas)

            /s/ DOUGLAS E. KELLY, M.D.              Director                    April 13, 2001
 __________________________________________________
              (Douglas E. Kelly, M.D.)

                               INDEX TO EXHIBITS

(a) Exhibits

  3.1(1)    Certificate of Incorporation of Fusion Medical Technologies, Inc.
  3.3(1)    Amended and Restated By-laws of Fusion Medical Technologies, Inc.
  4.1(8)    Preferred Shares Rights Agreement dated October 10, 1997 between
            Fusion Medical Technologies, Inc. and Bank of Boston, N.A.,
            including the form of Rights Certificate, the Certificate of
            Designation and the Summary of Rights attached thereto as Exhibits
            A, B and C, respectively.
  4.2(9)    First Amendment to the Preferred Shares Rights Agreement dated
            March 30, 1999 between Fusion Medical Technologies, Inc. and Bank of Boston, N.A.
  4.3(6)    Stock Purchase Agreement dated as of June 7, 2000.
  4.4(10)   Second Amendment to the Preferred Shares Rights Agreement dated
            April 11, 2001 between Fusion Medical Technologies, Inc. and
            EquiServe Trust Company, N.A.
 10.1(1)    Restated Shareholder Rights Agreement dated as of January 17, 1995.
 10.2(1)    1993 Stock Option Plan, as amended, and form of stock option agreement.
 10.3(1)    1996 Employee Stock Purchase Plan.
 10.4(1)    1996 Director Stock Option Plan, and form of stock option
            agreement.
 10.5(1)    Form of Director and Officer Indemnification Agreements.
 10.6(a)(1) Lease Agreement dated June 15, 1994 between Fusion Medical
            Technologies, Inc. and James R. Benson.
 10.6(b)(1) Extension of Lease Agreement dated July 10, 1996 between Fusion
            Medical Technologies, Inc. and James R. Benson.
 10.6(c)(1) Extension of Lease Agreement dated March 25, 1998 between Fusion
            Medical Technologies, Inc. and James R. Benson.
 10.6(d)(1) Extension of Lease Agreement dated December 15, 1998 between Fusion
            Medical Technologies, Inc. and James R. Benson.
 10.7(2)    Loan and Security Agreements dated December 21, 1997 between Fusion
            Medical Technologies, Inc. and Imperial Bank.
 10.8(2)    First Amendment to Warrant to Purchase Stock dated December 21,
            1997 between Fusion Medical Technologies, Inc. and Imperial Bank.

 10.9(2)   Warrant to Purchase Stock dated December 21, 1997 between Fusion
           Medical Technologies, Inc. and Imperial Bank.
 10.10(3)  Purchase Agreement dated January 1, 1997 between Fusion Medical
           Technologies, Inc. and Spear Products.
 10.11(1)  Manufacturing Agreement dated September 28, 1998 between Fusion
           Medical Technologies, Inc. and GenTrac, Inc.
 10.12(4)* Distribution Agreement dated July 1, 1999 between Fusion Medical
           Technologies, Inc. and Sulzer Spine-Tech, Inc.
 10.13(5)  Lease Agreement dated October 15, 1999 between Fusion Medical
           Technologies, Inc. and Tarlton/Wohl Venture Nine LLC.
 10.14(7)  Finance Agreement dated June 6, 2000 between Fusion Medical
           Technologies, Inc. and Transamerica Business Credit Corporation.
 10.15(1)  Form of Employment Letter Agreement between Fusion Medical
           Technologies, Inc. and Debera M. Brown, Cary J. Reich, Scott A. Huie and Joseph F. Rondinone.
 23.1      Consent of PricewaterhouseCoopers LLP, Independent Accountants.

------
 (1) Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 SEC filed on February 9, 1999.
 (2) Incorporated by reference to exhibits filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
 (3) Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended March 31, 1999.
 (4) Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended June 30, 1999.
 (5) Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 1999.
 (6) Incorporated by reference to exhibits filed with our Registration Statement on Form S-3 filed on June 26, 2000.
 (7) Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 2000.
 (8) Incorporated by reference to exhibits filed with our Form 8-A filed on November 5, 1997.
 (9) Incorporated by reference to exhibits filed with our Form 8-K filed on April 8, 1999.
(10) Incorporated by reference to exhibits filed with our Form 8-A12G/A filed on April 11, 2001.
(*) Confidential treatment granted for portions of this Exhibit.

  Fusion(TM), Fusion Medical Technologies, Inc.(TM), FloSeal Matrix(TM), FloSeal, Proceed(TM) RapiSeal Patch(TM) and SilverBullet(TM) are trademarks of Fusion Medical Technologies, Inc. Any use is strictly prohibited without the prior written consent of Fusion Medical Technologies, Inc.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants.......................................... F-2
Consolidated Balance Sheets................................................ F-3
Consolidated Statements of Operations and Comprehensive Loss .............. F-4
Consolidated Statements of Stockholders' Equity............................ F-5
Consolidated Statements of Cash Flows...................................... F-6
Notes to Consolidated Financial Statements................................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Fusion Medical Technologies,
Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of Fusion Medical Technologies, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                       /s/ PricewaterhouseCoopers LLP

San Jose, California
February 7, 2001, except as to
 Note 14 which is as of April 9, 2001

                       FUSION MEDICAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                 December 31
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
ASSETS
Current assets:
  Cash and cash equivalents.................................. $  3,668 $  8,164
  Available-for-sale-securities..............................    4,489    3,818
  Accounts receivable........................................      978      147
  Inventory..................................................    1,018      582
  Prepaids and other current assets..........................      197      182
                                                              -------- --------
    Total current assets.....................................   10,350   12,893
Restricted cash deposits.....................................    1,661    1,088
Available-for-sale securities................................      --       996
Property and equipment, net..................................    5,483    1,038
Other assets.................................................      215      201
                                                              -------- --------
    Total assets............................................. $ 17,709 $ 16,216
                                                              ======== ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $    921 $    719

  Accrued expenses.........................................      889       507
  Current portion of equipment financing...................      191       --
  Current portion of bank borrowings.......................       88       117
                                                            --------  --------
    Total current liabilities..............................    2,089     1,343
  Deferred rent............................................       47       --
  Bank borrowings, net of current portion..................      --         87
  Equipment financing, net of current portion..............      752       --
                                                            --------  --------
      Total liabilities....................................    2,888     1,430
                                                            --------  --------
Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, par value $0.001: Authorized: 5,000
   shares; issued and outstanding: none....................      --        --
  Common stock, par value $0.001: Authorized: 50,000
   shares; issued and outstanding: 11,274 in 2000 and
   10,009 shares in 1999...................................       11        10
  Additional paid-in capital...............................   66,436    52,564
  Deferred compensation....................................     (359)     (202)
  Accumulated other comprehensive income (loss)............        4       (29)
  Accumulated deficit......................................  (51,271)  (37,557)
                                                            --------  --------
    Total stockholders' equity.............................   14,821    14,786
                                                            --------  --------
      Total liabilities and stockholders' equity........... $ 17,709  $ 16,216
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)

                                                     Year Ended December 31
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
Net sales.......................................... $  4,949  $   254  $   --
Cost of sales and start-up manufacturing costs.....    5,235      731      --
                                                    --------  -------  -------
    Gross loss.....................................     (286)    (477)     --
                                                    --------  -------  -------
Operating Expenses:
  Research and development.........................    6,013    5,095    6,145
  Sales and marketing..............................    5,244    1,441      614
  General and administrative.......................    3,007    1,799    1,470
                                                    --------  -------  -------
    Total operating expenses.......................   14,264    8,335    8,229
                                                    --------  -------  -------
      Loss from operations.........................  (14,550)  (8,812)  (8,229)
  Interest income..................................      889      513      581
  Interest expense.................................      (53)     (26)     (39)
                                                    --------  -------  -------
      Net loss.....................................  (13,714)  (8,325)  (7,687)
Other comprehensive income (loss):
  Change in unrealized gain or loss on available
   for sale securities.............................       33      (31)     --
      Comprehensive loss........................... $(13,681) $(8,356) $(7,687)
                                                    ========  =======  =======

Basic and diluted net loss per share.............. $  (1.28) $ (0.96) $ (1.08)
                                                   ========  =======  =======
Shares used in computing basic and diluted net
 loss per share...................................   10,728    8,707    7,145
                                                   ========  =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the three years ended December 31, 2000
                                 (in thousands)

                                                      Notes                  Accumulated
                          Common Stock  Additional Receivable                   Other
                          -------------  Paid-To      From       Deferred   Comprehensive   Deficit
                          Shares Amount  Capital   Shareholder Compensation Income (Loss) Accumulated  Total
                          ------ ------ ---------- ----------- ------------ ------------- ----------- --------
Balances, January 1,
 1998...................   7,118  $  7   $36,096      $(54)       $(282)        $  2       $(21,545)  $ 14,224
Issuance of common
 stock:
  Upon exercise of stock
   options..............      65   --         29       --           --           --             --          29
  Under employee stock
   purchase plan........      28   --         73       --           --           --             --          73
Payment of notes
 receivable.............     --    --        --         54          --           --             --          54
Adjustment for
 cancellation of stock
 options................     --    --        (61)      --            61          --             --         --
Amortization of deferred
 compensation...........     --    --        --        --           134          --             --         134
Net loss................     --    --        --        --           --           --          (7,687)    (7,687)
                          ------  ----   -------      ----        -----         ----       --------   --------
Balances, December 31,
 1998...................   7,211     7    36,137       --           (87)           2        (29,232)     6,827
Issuance of common
 stock:
  Follow-on public
   offering, net of
   issuance costs.......   1,800     2     8,143       --           --           --             --       8,145
  Private placement, net
   of issuance costs....     872     1     7,615       --           --           --             --       7,616
  Upon exercise of stock
   options..............     109   --        212       --           --           --             --         212
  Under employee stock
   purchase plan........      17   --        103       --           --           --             --         103

Change in unrealized
 gain/loss on available
 for sale securities....     --    --        --        --           --           (31)           --         (31)
Deferred compensation...     --    --        354       --          (354)         --             --         --
Amortization of deferred
 compensation...........     --    --        --        --           239          --             --         239
Net loss................     --    --        --        --           --           --          (8,325)    (8,325)
                          ------ -----   -------      ----        -----         ----       --------   --------
Balances, December 31,
 1999...................  10,009    10    52,564       --          (202)         (29)       (37,557)    14,786
Issuance of common
 stock:
  Private placement, net
   of issuance costs....   1,100     1    12,963       --           --           --             --      12,964
  Upon exercise of stock
   options..............     134   --        373       --           --           --             --         373
  Under employee stock
   purchase plan........      31   --        194       --           --           --             --         194
Change in unrealized
 gain/loss on
 available-for-sale
 securities.............     --    --        --        --           --            33            --          33
Deferred compensation...     --    --        342       --          (342)         --             --         --
Amortization of deferred
 compensation...........     --    --        --        --           185          --             --         185
Net loss................     --    --        --        --           --           --         (13,714)   (13,714)
                          ------ -----   -------      ----        -----         ----       --------   --------
Balances, December 31,
 2000...................  11,274 $  11   $66,436      $--         $(359)        $  4       $(51,271)  $ 14,821
                          ====== =====   =======      ====        =====         ====       ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
Cash flows used for operating activities:
  Net loss......................................... $(13,714) $(8,325) $(7,687)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization..................      712      432      319
    Accretion of available-for-sale securities.....       15       (8)      16
    Amortization of deferred compensation..........      185      239      134
    Deferred rent..................................       47      --       --
  Changes in assets and liabilities:
    Accounts receivable............................     (831)    (147)      21
    Inventories....................................     (436)    (582)     --
    Prepaids and other current assets..............      (15)     (47)      72
    Other assets...................................      (14)    (147)     (10)
    Accounts payable...............................      202      562     (441)
    Accrued expenses...............................      382     (276)     108
                                                    --------  -------  -------
      Net cash used in operating activities........  (13,467)  (8,299)  (7,468)
                                                    --------  -------  -------
Cash flows from investing activities:
  Acquisition of property and equipment............   (5,157)    (735)    (245)

  Purchases of available-for-sale-securities......  (14,264)  (7,513)  (1,996)
  Restricted cash.................................     (573)  (1,088)     --
  Sales of available-for-sale securities..........   14,607    5,689    5,953
                                                   --------  -------  -------
      Net cash provided by (used in) investing
       activities.................................   (5,387)  (3,647)   3,712
                                                   --------  -------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
   issuance costs.................................   13,531   16,076      102
  Proceeds from equipment financing...............      989      --       --
  Payments on equipment financing.................      (46)     --       278
  Repayment of notes payable......................     (116)    (117)     --
  Payment received on note receivable from
   stockholder....................................      --       --        54
                                                   --------  -------  -------
      Net cash provided by financing activities...   14,358   15,959      434
                                                   --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents......................................   (4,496)   4,013   (3,322)
Cash and cash equivalents, beginning of year......    8,164    4,151    7,473
                                                   --------  -------  -------
Cash and cash equivalents, end of year............ $  3,668  $ 8,164  $ 4,151
                                                   ========  =======  =======
Supplemental disclosure of cash flow information:
  Cash paid for interest.......................... $     53  $    26  $    80
                                                   ========  =======  =======
Supplemental disclosure of noncash investing and
 financing activities:
  Adjustment for cancellation of stock options.... $    --   $   --   $    61
                                                   ========  =======  =======
  Deferred compensation........................... $    342  $   354  $   --
                                                   ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Formation and Business of the Company

  Fusion Medical Technologies, Inc. (the "Company") was incorporated in the State of Delaware in 1992. The Company is developing and commercializing proprietary collagen gel-based products used to stop bleeding during surgical procedures. Since its inception, the Company has devoted substantially all of its efforts to developing products, raising capital and recruiting personnel.

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

  In April 1999, the Company sold 1,800,000 shares of common stock at $5.125 per share in a follow-on public offering. Net proceeds, after commissions and fees along with other costs associated with the offering, were $8,145,000. In November 1999, the Company closed a private placement financing with selected accredited investors of 872,000 shares of common stock at $9.50 per share. Net proceeds, after commissions and fees along with other costs associated with the offering, were $7,616,000.

  In June 2000, the Company closed a private placement financing with selected accredited investors of 1,100,000 shares of common stock at $12.00 per share. Net proceeds, after commissions and fees along with other costs associated with the offering, were $12,964,000.

  These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. In the course of its development, the Company has sustained operating losses and expects such losses to continue through at least 2001. Management believes its cash and available-for-sale securities balances as of December 31, 2001 will not be sufficient to meet the Company's capital and operating requirements for the next 12 months. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings, see note 14.

  The Company may require additional financing in the future. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company's long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability, and its ability to develop and market new products and obtain sufficient manufacturing capacity. The failure to achieve these goals could have a materially adverse effect on the Company's business, operating results and financial condition.

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

  The Company has classified its investments as "available-for-sale." Such investments are recorded at fair value and unrealized gains and losses are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "interest income." The cost of securities sold is based upon the specific identification method.

 Inventories

  Inventories are stated at lower of cost or market, with cost determined on a first-in, first-out basis.

 Depreciation and Amortization

  Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated lives of three to five years. Maintenance and repairs are charged to operations as incurred. Leasehold improvements are amortized over their estimated useful lives, or the lease term, if shorter.

 Advertising Expenses

  The Company recognizes advertising expenses as they are incurred. Advertising expenses for the years ended December 31, 2000, 1999 and 1998 were $46,000, $12,000, and none respectively.

 Revenue Recognition

  The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No.101 " Revenue Recognition in Financial Statements". Revenue from product sales is recognized upon shipment to the customer against a valid purchase order provided no significant obligations remain and collection of the receivables is probable.

 Shipping & Handling Costs

  In fiscal 2000, the company adopted the provisions of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs". For all periods presented, amounts billed to customers relating to shipping and handling costs have been classified as revenues and all related costs are classified as cost of sales on the accompanying statement of operations.

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

                       FUSION MEDICAL TECHNOLOGIES, INC.

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

  At December 31, 2000 one customer accounted for 55% of the total accounts receivable and 60% of the Company's revenues for the year ended December 31, 2000.

 Risks and Uncertainties

  The Company is dependant upon the success of its first commercial product FloSeal Matrix Hemostatic Sealant (FloSeal). The Company's future success depends upon its ability to increase revenues from the sale of FloSeal, its ability to develop, introduce and market new products, its ability to obtain components from key suppliers, and to obtain sufficient manufacturing capacity.

  The Company's products under development require approvals from the Food and Drug Administration ("FDA") and international regulatory agencies prior to the commencement of commercialized sales. There can be no assurance that the Company's products under development will receive the required approvals. If the Company was denied such approvals, or such approvals were delayed, it would have a materially adverse impact on the Company.

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

  Stock options to purchase 2,447,000, 1,850,000, and 1,079,000 shares of common stock at prices ranging from $0.16 to $17.63 per share were outstanding at December 31, 2000, 1999, and 1998, respectively, but were not included in the computation of diluted net loss per share because they were anti-dilutive. Warrants to purchase 4,500, 12,785 and 12,785 shares of common stock at $4.00 per share were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per share because they were anti-dilutive. There were 5,339 shares of common stock relating to the exercise of a warrant during fiscal 2000 that were excluded from the computation of basic and diluted net loss per share as they had not been issued at December 31, 2000. The aforementioned stock options and warrants could potentially dilute earnings per share in the future.

                       FUSION MEDICAL TECHNOLOGIES, INC.

 Recent Accounting Pronouncements

  In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133, as amended, for the first quarter of fiscal year 2001. The Company does not believe the adoption will have a material impact on these financial statements.

3. Available-for-Sale Securities

  The following summarizes the Company's available-for-sale securities (in thousands):

                                          Unrealized  Accrued   Fair   Maturity
                                    Cost  Gain/(Loss) Interest Value    Dates
                                   ------ ----------- -------- ------ ----------
December 31, 2000
-----------------
Corporate Bonds................... $2,936    $  5       $ 5    $2,946 2/01--1/02
Federal Agencies.................. $1,534    $ (1)      $10    $1,543 1/01--3/01
                                   ------    ----       ---    ------
  Total........................... $4,470    $  4       $15    $4,489
                                   ======    ====       ===    ======
December 31, 1999
-----------------
Corporate Bonds................... $4,851    $(29)      $(8)   $4,814 4/00--3/01
                                   ======    ====       ===    ======

4. Balance Sheet Details

                                                                 December 31
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (In Thousands)
Inventory:
  Raw materials............................................... $   335  $   237
  Work in progress............................................     343      150
  Finished goods..............................................     340      195
                                                               -------  -------
    Total..................................................... $ 1,018  $   582
                                                               =======  =======
Property and equipment:
  Computer equipment.......................................... $   517  $   366
  Office furniture and equipment..............................     931      146
  Machinery and equipment.....................................   2,431    1,210
  Leasehold improvements......................................   3,638      758
  Construction in progress....................................     120       --
                                                               -------  -------
    Total.....................................................   7,637    2,480
  Less accumulated depreciation and amortization..............  (2,154)  (1,442)
                                                               -------  -------
    Net property and equipment................................ $ 5,483  $ 1,038
                                                               =======  =======
Accrued expenses:
  Accrued compensation........................................ $   641  $   269
  Accrued general and administrative..........................     248      195
  Other.......................................................     --        43
                                                               -------  -------
                                                               $   889  $   507
                                                               =======  =======

                       FUSION MEDICAL TECHNOLOGIES, INC.

5. Debt

  In December 1997, the Company signed a loan agreement with a bank to finance existing equipment and future equipment purchases up to $2,500,000. Subject to certain terms and conditions, the facility finances a percentage of the invoice cost of existing equipment and all of the invoice cost of future equipment purchases. The equipment purchased serves as collateral. Borrowings under the facility, as amended, expired in February 1998. As of December 31, 2000, the Company had a current balance of $88,000 outstanding. The loan is payable in monthly installments bearing interest at the rate of prime plus 1.5% per annum (11.0% at December 31, 2000). This borrowing agreement contains covenants restricting the payment of dividends.

  In April 2000, the Company accepted a commitment to finance existing equipment and future equipment purchases up to $3,000,000 towards production equipment, research and development equipment, computer equipment and office furnishings. As of December 31, 2000, the Company had a balance of $943,000 outstanding. The loan is payable in monthly installments bearing interest at 14.7% per annum. A balloon payment of 10% of the original principal amount is due at the end of each loan term. No additional drawdowns are available under this agreement.

  Future payments of principal under this loan agreement are as follows:

                   Year                                   Amount
                   ----                                   ------
                   2001..................................  $191
                   2002..................................   223
                   2003..................................   256
                   2004..................................   273
                                                           ----
                                                           $943
                                                           ====

6. Commitments and contingencies

  The Company leases office, laboratory and manufacturing space under various operating leases, the latest expiring in December 2006. The Company recognizes rent expense on a straight line basis over the lease term.

  The Company issued a letter of credit to the landlord of the Fremont building in the amount of $1,087,500. The letter of credit is cash collateralized in an interest bearing account and is reflected as restricted cash on the accompanying balance sheet. In exchange for the letter of credit, the landlord is providing improvements to the site equal to or greater than $1,087,500. Repayment to the landlord for these improvements are deemed rental payments and are payable during the initial term of the lease. The letter of credit extends through the initial lease term.

  In July 2000, the Company reserved funds in a escrow account for leasehold improvements for the Company's Fremont building. The Company agreed to escrow monies into an interest bearing bank account at the fiduciary care of the landlord as the reserve fund. Upon the final completion and payment for the Phase II construction, the landlord agrees to refund to the tenant all residual monies in the bank account. The balance at December 31, 2000 was $573,000 and is reflected as restricted cash on the accompanying balance sheet.

  Rent expense for the years ended December 31, 2000, 1999, and 1998 was approximately $1,417,000, $436,000, and $304,000, respectively.

  Minimum future lease payments under the lease agreements at December 31, 2000 are as follows (in thousands):

                   Year                                   Amount
                   ----                                   ------
                   2001.................................. $1,947
                   2002..................................  1,591
                   2003..................................  1,591
                   2004..................................  1,591
                   2005..................................  1,573
                   More than 5 years.....................  1,573
                                                          ------
                                                          $9,866
                                                          ======

                       FUSION MEDICAL TECHNOLOGIES, INC.

  On December 19, 2000, Cohesion Technologies, Inc. filed a patent infringement action against us in United States District Court, Northern District of California (San Jose) claiming the Company infringed on Cohesion Technologies' "Collagen-Polymer Matrices With Differential Biodegradability" patent (Patent #6,110,484), which claims a method for forming fibrin matrix at a tissue site. Cohesion Technologies is seeking unspecified damages and permanent injunctive relief. We believe the Cohesion Technologies' claim is without merit.

7. Stockholders' Equity

 Preferred Stock

  Under the Company's Restated Articles of Incorporation, the Company's preferred stock is issuable in series. As of December 31, 2000, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued or outstanding. The previously outstanding preferred stock was converted into common stock in connection with the Company's initial public offering in June 1996.

 Warrants

  During September 1994, in connection with the issuance of a note payable, the Company issued a warrant to purchase 20,000 shares of Series B preferred stock at an exercise price of $1.66 per share. Upon the close of the Company's initial public offering and conversion of the Company's previously outstanding preferred stock into common stock, the warrant became exercisable for 8,285 shares of common stock at an exercise price of $4.80 per share. In 1997, this warrant was modified to $4.00 per share and the expiration date was extended to September 2000.

  In December 1997, in connection with bank borrowings, the Company issued a warrant to purchase 4,500 common shares at an exercise price of $4.00 per share. This warrant expires in five years. The value of these warrants was calculated using the Black Scholes Model. The calculated value was deemed to be insignificant. These warrants were outstanding as of December 31, 2000.

  On August 18, 2000, a warrant holder exercised 8,285 warrants through the conversion right included in the warrant agreement. The holder converted the total 8,285 shares into 5,339 shares in accordance with the stipulated conversion formula. As of December 31, 2000, the shares of common stock were not yet issued.

 Stock Option Plan

  In November 1993, the Company established the 1993 Stock Option Plan (the
Plan), which provides for both incentive stock options (ISOs) and non-qualified stock options (NSOs) to be granted to employees and consultants. All options under the Plan allow for the purchase of common stock at prices not less than 100% of the fair market value as determined by the Board of Directors at the date of grant. If at the time the Company grants an option the optionee owns more than 10% of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value and the term of the options shall be five years from the date of grant. All other options must be exercised within ten years from the date of grant. Options vest as determined by the Board of Directors, generally over four years.

  In the event that options are exercised prior to vesting, upon termination of service, the Company has the right to repurchase the issued common stock at the original issuance price. Shares are released from the Company's repurchase option over periods consistent with the original options' vesting period. As of December 31, 2000, 149 shares are subject to repurchase. The Company has reserved 3,590,000 shares of common stock for issuances to employees, and officers under the Plan. As of December 31, 2000, there were 652,000 shares of common stock available for issuance under the Plan.

                       FUSION MEDICAL TECHNOLOGIES, INC.

8. Stockholders' Equity (continued)

  Activity under the Plan is as follows (in thousands, except per share data):

                           Shares Available Number of Weighted Average
                              for Grant      Shares    Exercise Price   Total
                           ---------------- --------- ---------------- -------
Balances, December 31,
 1997.....................        242           992        $2.86       $ 2,836
  Additional shares
   authorized under the
   Plan...................        400           --           --            --
  Options granted.........       (354)          354         4.73         1,676
  Options cancelled.......        240          (240)        4.31        (1,034)
  Options exercised.......        --            (65)        0.45           (29)
                                 ----         -----        -----       -------
Balances, December 31,
 1998.....................        528         1,041         3.31         3,449
  Additional shares
   authorized under the
   Plan...................        750           --           --            --
  Options granted.........       (926)          926         8.08         7,481
  Options cancelled.......         65           (65)        4.41          (286)
  Options exercised.......        --           (109)        1.94          (212)
                                 ----         -----        -----       -------
Balances, December 31,
 1999.....................        417         1,793         5.82        10,432
  Additional shares
   authorized under the
   Plan...................        950           --           --            --
  Options granted.........       (731)          731        12.81         9,364
  Options cancelled.......         16           (16)        9.04          (145)
  Options exercised.......        --           (134)        2.78          (373)
                                 ----         -----        -----       -------
Balances, December 31,
 2000.....................        652         2,374        $8.12       $19,278
                                 ====         =====        =====       =======

  For the years ended December 31, 2000, 1999 and 1998, the weighted average fair value of options granted was $9.47, $4.36, and $1.67 per share, respectively.

  During 1999, the Company granted 30,000 non-qualified stock options to consultants at exercise prices ranging from $3.25 to $8.97. The Company determined the fair market value of these options using the Black Scholes option pricing model with the following assumptions: expected life of ten years, a weighted average risk-free interest rate of 5.0%, expected dividend yield of zero and volatility of 90%.

  During 2000, the Company granted 3,500 non-qualified stock options to consultants at exercise prices ranging from $11.00 to $11.31. The Company determined the fair market value of these options using the Black Scholes option pricing model with the following assumptions: expected life of ten years, a weighted average risk-free interest rate of 6.1%, expected dividend yield of zero and volatility of 104%.

 Director Option Plan

  In May 1996, the Company approved the Director Option Plan and reserved 120,000 shares of common stock for issuance. Options to purchase 20,800 and 16,000 shares were granted in 1999 and 2000. A total number of 75,200 shares have been granted under the Director Option Plan. Shares are granted under the plan at 100% of the fair value of the Company's common stock on the date of the grant. The options are vested immediately and equally over 48 months until fully vested. These options expire ten years from the date of grant and are only exercisable upon vesting. As of December 31, 2000, 1999 and 1998, the number of options outstanding were, 72,668, 56,668 and 38,400, respectively.

 Employee Stock Purchase Plan

  In May 1996, the Company approved the Employee Stock Purchase Plan and reserved 280,000 shares of common stock for issuance. In 2000, a total of 30,408 shares of common stock were purchased under the plan at prices ranging from $6.35--$11.05 per share. In 1999, 17,288 shares of

                       FUSION MEDICAL TECHNOLOGIES, INC.

common stock were purchased under the plan at prices ranging from $5.42--$6.43 per share. Shares are purchased through employee's payroll deductions at purchase prices equal to 85% of the lesser of the fair value of the Company's common stock at either the beginning or the end of the six-month purchase period.

 Stock-Based Compensation

  The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Had compensation cost for the Plan, the Director Option Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share for the years ended December 31, 1998, 1999 and 2000 would have been increased to the pro forma amounts indicated below:

                                                     2000     1999     1998
                                                   --------  -------  -------
   Net loss--as reported.......................... $(13,714) $(8,325) $(7,687)
                                                   ========  =======  =======
   Net loss--pro forma............................ $(16,752) $(9,176) $(8,051)
                                                   ========  =======  =======
   Basic and diluted net loss per share-as
    reported...................................... $  (1.28) $ (0.96) $ (1.08)
                                                   ========  =======  =======
   Basic and diluted net loss per share-pro
    forma......................................... $  (1.56) $ (1.05) $ (1.13)
                                                   ========  =======  =======

  The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                2000        1999        1998
                                             ----------- ----------- -----------
     Risk-free interest rate................ 5.97%-6.79% 4.67%-6.80% 5.39%-5.77%
     Expected life..........................   4 years     4 years     4 years
     Expected dividends.....................     --          --          --
     Expected volatility....................     104%        80%         83%

  The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows (in thousands, except per share data):

                                                           Options Currently
                               Options Outstanding            Exercisable
                         -------------------------------- --------------------
                                      Weighted
                                       Average   Weighted             Weighted
                                      Remaining  Average              Average
            Exercise       Number    Contractual Exercise   Number    Exercise
              Price      Outstanding Life (Yrs)   Price   Exercisable  Price
          -------------  ----------- ----------- -------- ----------- --------
          $ 0.16-- 0.41       136       4.06      $ 0.34       136     $ 0.34
          $ 1.00-- 2.41        19       5.09        2.39        20       2.39
          $ 3.25-- 4.38       393       6.34        4.24       361       4.25
          $ 4.50-- 7.13       655       7.70        5.45       371       5.34
          $ 7.56--14.00     1,181       8.92       11.41       320      11.01
          $14.50--17.63        63       9.26       16.28         6      14.66
                            -----                            -----
                            2,447       7.89        8.10     1,214       5.94
                            =====                            =====

  As of December 31, 1999 and 1998, options to purchase 799,000 and 525,000 shares of common stock were exercisable at weighted average exercise prices of $3.78 and $2.55, respectively.

                       FUSION MEDICAL TECHNOLOGIES, INC.

9. Employee Benefit Plan

  During 1995, the Company established a Retirement Savings and Investment Plan (the 401(k) Plan) under which employees may defer a portion of their salary up to the maximum allowed under IRS rules. The Company has the discretion to make contributions to the 401(k) Plan. To date, the Company has not made any contributions to the 401(k) Plan.

10. Related Parties

  The Company has a consulting contract with a retired surgeon and medical device designer. The contract pays a maximum of $750 per month for consulting services and reimburses him for related expenses. The retired surgeon is a shareholder of an affiliate of the Company and related to an executive officer. Total payments under this contract were $20,626, $30,098 and $25,814 for 2000, 1999 and 1998 respectively.

11. Income Taxes

  The tax effects of the significant temporary differences, which comprise deferred tax assets (liabilities) at December 31, 2000 and 1999 are as follows (in thousands):

                                                              2000     1999
                                                            -------- --------
     Capitalized start-up and research and development
      costs................................................ $  5,148 $  4,198
     Research and development credit.......................    1,567    1,023
     Depreciation..........................................      248      138

     Net operating loss carryforwards.......................   13,562     9,869
     Other accrued expenses.................................      271        99
                                                             --------  --------
     Net deferred tax asset.................................   20,796    15,327
     Less valuation allowance...............................  (20,796)  (15,327)
                                                             --------  --------
     Net deferred income taxes.............................. $    --   $    --
                                                             ========  ========

  The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that a benefit can not be realized in the future due to the Company's recurring operating losses.

  The Company had federal and state net operating loss carryforwards of approximately $34,120,000 and $35,953,000, respectively, at December 31, 2000, available to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire in 2001 through 2019, if not utilized. The Company has federal and state research and development credit carryforwards of $970,000 and $446,000, respectively, expiring in the years 2007 through 2019, respectively, if not utilized. For federal and state tax purposes, a portion of the Company's net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax law.

                       FUSION MEDICAL TECHNOLOGIES, INC.

12. Segment Information

  The company has one operating segment based in the United States of America. During the years ended December 31, 2000, 1999 and 1998 the company recorded revenues of $860,000, $136,000 and none from customers domiciled outside of the United States. The Company has no long-lived assets in countries other than the United States.

13. Selected Quarterly Financial Data (Unaudited)

  The follow tables present selected unaudited quarterly financial data for each of the eight quarters ended December 31, 2000. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments. All amounts for revenues have been adjusted to reflect the retroactive adoption of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

  (Dollar amounts in thousands except per-share data.)

                                                        2000
                                           ----------------------------------
                                            First   Second    Third   Fourth
                                           Quarter  Quarter  Quarter  Quarter
                                           -------  -------  -------  -------
     Net revenues......................... $   715  $ 1,119  $ 1,297  $ 1,818
     Gross profit (loss).................. $  (374) $  (155) $     9  $   234
     Net loss............................. $(3,136) $(3,244) $(3,558) $(3,776)
     Basic and diluted net loss per
      share............................... $ (0.31) $ (0.31) $ (0.32) $ (0.34)
     Shares used in computing basic and
      diluted net loss per share..........  10,026   10,363   11,223   11,260

                                                        1999
                                           ----------------------------------
                                            First   Second    Third   Fourth
                                           Quarter  Quarter  Quarter  Quarter
                                           -------  -------  -------  -------
     Net revenues......................... $     0  $    25  $    56  $   173
     Gross profit (loss).................. $     0  $  (120) $  (178) $  (179)
     Net loss............................. $(1,582) $(1,897) $(2,150) $(2,696)
     Basic and diluted net loss per
      share............................... $ (0.22) $ (0.21) $ (0.24) $ (0.28)
     Shares used in computing basic and
      diluted net loss per share..........   7,225    8,886    9,004    9,540

14. Subsequent Event

  On April 9, 2001, the Company sold 2,730,375 shares of common stock at a purchase price of $2.93 per share, which was the average closing price of Fusion's common stock over the 10 trading days preceding the execution of the private placement agreement, to Alloy Ventures, the State of Wisconsin Investment Board and the Asset Management Company. Net proceeds, after deducting estimated legal fees and other estimated costs associated with the offering, total approximately $7.9 million to the Company, which should be sufficient to meet the Company's capital and operating requirements for at least the next 12 months. As part of the transaction, each purchaser also received a warrant exercisable for up to an additional 25 percent of the total shares purchased. The exercise price of the warrants is 125 percent of the purchase price or $3.66 per share. The warrant agreement terminates on April 2, 2006.