Form 10-Q
period 2001-03-31
FUSION MEDICAL TECHNOLOGIES INC
filed 2001-05-15
CIK 1013466

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

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

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

        The number of outstanding shares of the registrant's Common Stock was 14,016,001 as of May 7, 2001.

                       FUSION MEDICAL TECHNOLOGIES, INC.

                                   INDEX TO
                              REPORT ON FORM 10-Q
                       FOR QUARTER ENDED March 31, 2001


                                                                                    Page
                                                                                    ----
 PART I.    FINANCIAL INFORMATION

 Item 1.      Financial Statements:

                  Condensed Consolidated Balance Sheets -
                  March 31, 2001 (unaudited) and December 31, 2000........           3

                  Condensed Consolidated Statements of Operations and
                  Comprehensive Loss -
                  Three Months Ended March 31, 2001 and 2000 (unaudited)....         4

                  Statements of Condensed Consolidated Cash Flows -
                  Three Months Ended March 31, 2001 and 2000 (unaudited)........     5

                  Notes to Condensed Consolidated Financial Statements               6
                  (unaudited)

 Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................         8

 Item 3.      Quantitative and Qualitative Disclosures About Market Risk....         21

 PART II.    OTHER INFORMATION

 Item 1.      Legal Proceedings..................................................    22

 Item 6.      Exhibits and Reports on Form 8-K...................................    22

              Signatures.........................................................    23

PART I - FINANCIAL INFORMATION

I.         FINANCIAL STATEMENTS


                       FUSION MEDICAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                          March 31   December 31
                                                            2001        2000
                                                        -----------  -----------
                                                        (Unaudited)
                            ASSETS

Current assets:
       Cash and cash equivalents                          $  2,837    $  3,668
       Available-for-sale securities                         1,405       4,489
       Accounts receivable                                   1,448         978
       Inventory                                             1,197       1,018
       Prepaids and other current assets                       113         197
                                                          --------    --------
           Total current assets                              7,000      10,350

 Property and equipment, net                                 5,553       5,483
 Restricted cash deposit                                     1,502       1,661
 Other long-term assets                                        219         215
                                                          --------    --------

           Total assets                                   $ 14,274    $ 17,709
                                                          ========    ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                                      $  2,486    $  2,089
 Long-term obligations                                         783         799
                                                          --------    --------
             Total liabilities                               3,269       2,888
                                                          --------    --------

 Common stock and other stockholders' equity                66,138      66,092
 Accumulated deficit                                       (55,133)    (51,271)
                                                          --------    --------
             Total stockholders' equity                     11,005      14,821
                                                          --------    --------

             Total liabilities and stockholders' equity   $ 14,274    $ 17,709
                                                          ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                  Three Months Ended
                                                        March 31
                                                 --------------------
                                                   2001        2000
                                                 --------    --------

Net sales                                        $  2,396    $    715
Cost of sales and start-up manufacturing costs      1,968       1,089
                                                 --------    --------
             Gross profit (loss)                      428        (374)
                                                 --------    --------

Operating expenses:
     Research and development                       1,688       1,021
     Marketing and selling                          1,747         963
     General and administrative                       895         942
                                                 --------    --------
         Total operating expenses                   4,330       2,926
                                                 --------    --------
             Loss from operations                  (3,902)     (3,300)

     Interest income                                   74         170
     Interest expense                                 (34)         (6)
                                                 --------    --------
             Net loss                            $ (3,862)   $ (3,136)

     Other comprehensive income (loss):
     Change in unrealized gain or loss on
       available for sale securities                   10          (1)
                                                 --------    --------
     Comprehensive loss                          $ (3,852)   $ (3,137)
                                                 ========    ========

Basic and diluted net loss per share             $  (0.34)   $  (0.31)
                                                 ========    ========
Shares used in computing basic and diluted net
     loss per share                                11,281      10,026
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

                       FUSION MEDICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31
                                                                             ------------------
                                                                               2001       2000
                                                                             -------    -------
Cash flows used for operating activities:
       Net loss                                                              $(3,862)   $(3,136)
       Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization                                        383        113
            Accretion of available-for-sale securities                             7       --
            Amortization of deferred compensation                                 29         87
            Deferred rent                                                         30       --
            Changes in assets and liabilities:
                  Accounts receivable                                           (470)      (202)
                  Inventories                                                   (179)      (327)
                  Prepaids and other current assets                               84         50
                  Other assets                                                    (4)        (8)
                  Accounts payable                                               304        195
                  Accrued expenses                                               123        (34)
                                                                             -------    -------
                       Net cash used in operating activities                  (3,555)    (3,262)
                                                                             -------    -------

Cash flows from investing activities:
       Acquisition of property and equipment                                    (453)      (437)
       Purchases of available-for-sale securities                             (2,177)    (4,576)
       Restricted cash                                                           159       --
       Sales and maturities of available-for-sale securities                   5,264      2,997
                                                                             -------    -------
                       Net cash provided by (used in) investing activities     2,793     (2,016)
                                                                             -------    -------

Cash flows from financing activities:
       Proceeds from exercise of common stock options                              7        127
       Repayments of equipment financing                                         (46)      --
       Repayment of notes payable                                                (30)       (29)
       Other                                                                    --          (27)
                                                                             -------    -------
                       Net cash provided by (used in) financing activities       (69)        71
                                                                             -------    -------

Net decrease in cash and cash equivalents                                       (831)    (5,207)
Cash and cash equivalents, beginning of period                                 3,668      8,164
                                                                             -------    -------
Cash and cash equivalents, end of period                                     $ 2,837    $ 2,957
                                                                             =======    =======

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                $    34    $     5
                                                                             =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       FUSION MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)

1.      Basis of presentation

        The accompanying condensed consolidated financial statements of Fusion Medical Technologies, Inc. (the "Company" or "Fusion") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2001, and the condensed consolidated statements of operations for the three month periods ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the consolidated operating results and cash flows for those periods. Although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the U.S. Securities & Exchange Commission on April 13, 2001.

        Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.      Net loss per share

        Basic and diluted loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of diluted net loss per common share as their effect is anti-dilutive. Stock options to purchase 3,041,619 and 2,334,765 shares of common stock at prices ranging from $0.16 to $17.63 per share were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.

                       FUSION MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)

3.      Inventory

        Inventory is recorded at the lower of cost or market using the FIFO method. Inventories consist of the following (in thousands):

                                           March 31            December 31
                                              2001                2000
                                         --------------       -------------
    Finished goods                       $        302         $        340
    Work in process                               585                  343
    Raw materials                                 310                  335
                                         -------------        -------------
                                         $      1,197         $      1,018
                                         =============        =============


4.      Legal Proceedings

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

        We have received correspondence from Baxter Deutschland GmbH, a subsidiary of Baxter International, Inc., in which Baxter argues that FloSeal should be regulated as a drug in Germany. FloSeal is currently regulated as a medical device in Germany, as well as the other countries in which we have obtained regulatory approval. Baxter has indicated that it may challenge the CE Mark Certification for FloSeal. We will vigorously pursue a litigation strategy with respect to any attempt to alter the regulatory nature of FloSeal or our other products in Germany and elsewhere.

5       Subsequent Event

        On April 9, 2001, we completed the sale of 2,730,375 shares of common stock at a purchase price of $2.93 per share, to Alloy Ventures, the State of Wisconsin Investment Board and the Asset Management Company. Net proceeds, after deducting estimated legal fees and other estimated costs associated with the offering, total approximately $7.9 million to the Company, which should be sufficient to meet the Company's capital and operating requirements for at least the next 12 months. As part of the transaction, each purchaser also received a warrant exercisable for up to an additional 25 percent of the total shares purchased. The exercise price of the warrants is 125 percent of the purchase price or $3.66 per share. The warrant agreement expires on April 2, 2006. Pursuant to these agreements, we have agreed to use our best efforts to secure the registration of the shares of common stock with the SEC within 120 days of the closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        This Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, which are designated by an asterisk [*] after the statement. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth in "Business - Additional Factors That Might Affect Future Results" commencing on page 12 and those set forth under Item 1 in our Annual Report filed on Form 10-K405 for the Year Ended December 31, 2000 filed with the U.S. Securities & Exchange Commission on April 13, 2001.

OVERVIEW

        We are commercializing and developing proprietary collagen gel-based products for use in controlling bleeding in a variety of surgeries. Our lead product, FloSeal, was approved on December 8, 1999 by the United States Food and Drug Administration for marketing in the United States. FloSeal combines a gelatin derived from collagen with thrombin, a potent clotting agent, to control surgical bleeding. FloSeal is approved for surgical procedures, other than in ophthalmic and urologic, as an adjunct to hemostasis when control of bleeding by sutures and staples or topical hemostats, fibrin glues and other types of surgical sealants and adhesives are ineffective or impractical.

        The year ended December 31, 2000 was our first full year of sales of FloSeal. We reported a total of approximately $4.9 million in revenue based on shipments of approximately 56,000 units of product. Sales to our distribution partner, Sulzer Spine-Tech, represented approximately 60% of total revenue or $2.9 million. The distribution agreement with Sulzer Spine-Tech was executed in June 1999. The agreement grants exclusive rights to market and sell FloSeal world wide, except for Japan and a few smaller markets where we already had distribution agreements in place, in the spinal and cranial surgical markets. Sulzer Spine-Tech markets a configuration of FloSeal called Proceed Hemostatic Sealant. In February 2001, following the United States Food and Drug Administration's approval of a Pre-market Approval (PMA) application supplement, we began selling Proceed for use in neurosurgical/cranial surgical procedures through Sulzer Spine-Tech.

        We have reported $2,396,000 and $715,000 in revenue for the first quarter of 2001 and 2000, respectively, primarily from sales into the cardiac, vascular, ear, nose and throat, head and neck, and spinal surgical specialties. As of March 31, 2001, we had an accumulated deficit of $55.1 million.

        We anticipate sales increasing as FloSeal is used more often by doctors currently using FloSeal, as additional doctors in hospitals where FloSeal is currently being used begin using FloSeal, and as we add new hospitals as customers.* We anticipate incurring increased expenses relating to FloSeal sales, marketing, manufacturing, and general and administrative, and moderately decreasing expenses in research and development.* We have not achieved, nor do we expect to achieve, profitability before 2002.*

        We have been expanding our manufacturing capacity to be able to meet the anticipated product supply requirements for commercial sale of FloSeal. In April 2000, we first occupied a portion of a 72,500 square feet building in Fremont, California. In conjunction with this new facility, we have spent a total of approximately $5.4 million for the purchase of equipment for production and research & development, office furnishings and equipment and leasehold improvements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        We are also developing additional bleeding control products based upon the core technology underlying FloSeal. These products include the FloSeal Femoral Arteriotomy Sealing Technology (FAST(TM)) device for use following vascular interventional procedures. We began feasibility clinical trials for the FloSeal FAST device in December 2000. Another early stage product is the FloSeal sponge, a dry, sponge-like formulation of FloSeal requiring no mixing, for use in trauma surgery and battlefield first-aid applications. Our future products currently in development require approvals by United States Food and Drug Administration and other regulators, which cannot be guaranteed.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000
------------------------------------------

NET SALES

        We recorded sales of $2,396,000 and $715,000 for the three months ended March 31, 2001 and 2000 respectively. We commenced selling FloSeal in December 1999 in the United States. Sales increased in 2001 principally due to increased usage of FloSeal by doctors and hospitals. Approximately 52% of total sales in the first quarter of 2001 were sales to our distribution partner, Sulzer Spine-Tech.

COST OF SALES AND START-UP MANUFACTURING COSTS

        We recorded cost of sales and start-up manufacturing costs of $1,968,000 and $1,089,000 for the three months ended March 31, 2001 and 2000, respectively.
 . Cost of sales increased due to increased shipments of products following regulatory approval in the U.S. Cost of sales for per product unit is expected to decrease as greater unit volume is produced.* However, we anticipate cost of sales will increase in future periods in connection with the increase in sales of FloSeal.*

GROSS PROFIT (LOSS)

        The gross profit recorded for the three months ended March 31, 2001 was $428,000, 18% of net revenues, compared to a gross loss of $374,000 in the same period in 2000. The gross profit per product unit is expected to increase as we produce greater unit volumes.*

RESEARCH AND DEVELOPMENT

        Research and development expenses increased 65% to $1,688,000 in the three months ended March 31, 2001 compared to $1,021,000 in the three months ended March 31, 2000. The increase for the three months ended March 31, 2001 was due to additional personnel costs to support post marketing studies of FloSeal targeted at future surgical specialties and expenses related to the FloSeal FAST device feasibility clinical trials. While we do not anticipate significant increases in research and development spending in 2001, we believe investment in research and development is essential to our future success. We expect research and development expenses will remain near current levels through at least the end of 2001.*

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MARKETING AND SELLING

        Marketing and selling expenses increased 81% to $1,747,000 in the three months ended March 31, 2001, compared to $963,000 for the three months ended March 31, 2000. The increase for the three months ended March 31, 2001 was primarily due to personnel costs of our direct sales force, currently 28 people, and to marketing spending to boost the sales of FloSeal into the cardiac, vascular, ear, nose and throat, and head and neck surgical specialties. These marketing expenses include costs of marketing personnel, participating in major national and regional medical conferences, and advertising in various surgical specialty journals. We anticipate sales and marketing expenditures will increase in future periods in connection with the continuing growth of FloSeal in existing markets and the commercial launch of FloSeal into additional surgical specialties.*

GENERAL AND ADMINISTRATIVE

        General and administrative expenses decreased 5% to $895,000 in the three months ended March 31, 2001, compared to $942,000 for the three months ended March 31, 2000. The decrease for the three months ended March 31, 2001 was primarily attributable to the allocation of facilities costs to other departments as they occupied space in our Fremont facility.

        In December 2000, Cohesion Technologies, alleging infringement of a Cohesion patent, filed a patent infringement action against us. We believe this suit has no merit. Nevertheless, Cohesion's infringement claim may result in costly and protracted litigation. Also, as we have grown in size, we will require additional resources to support our financial and administrative functions. Thus, we believe general and administrative expenses will increase in future periods*.

INTEREST INCOME

        Interest income decreased 56% to $74,000 for the three months ended March 31, 2001 compared to $170,000 for the three months ended March 31, 2000. The decrease was attributable primarily to the decrease in the Company's cash, cash equivalents and available-for-sale securities balances.

INTEREST EXPENSE

        Interest expense increased to $34,000 for the three months ended March 31, 2001 compared to $6,000 for the three months ended March 31, 2000. The increase is due to the additional equipment loan received by us from Transamerica Business Credit Corporation during 2000.

NET LOSS

        As a net result of the items discussed above, net loss was $3,862,000 for the three months ended March 31, 2001 as compared to the net loss of $3,136,000 for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2001, the Company's cash, cash equivalents and available-for-sale securities, including long-term portion, were $4,242,000 compared to $8,157,000 at December 31, 2000.

        For the three months ended March 31, 2001 and 2000, the Company's operating activities consumed cash of $3,555,000 and $3,262,000, respectively. The increase in cash consumed by operations was due primarily to the increase in the net loss and an increase in accounts receivable.

        For the three months ended March 31, 2001 and 2000, the Company's investing activities provided cash of $2,793,000 and used cash of $2,016,000, respectively. The increase in cash provided was primarily due to sales and maturities of available-for-sale securities.

        On April 9, 2001, we completed the sale of 2,730,375 shares of common stock at a purchase price of $2.93 per share to Alloy Ventures, the State of Wisconsin Investment Board and the Asset Management Company. Net proceeds, after deducting estimated legal fees and other estimated costs associated with the offering, total approximately $7.9 million, which should be sufficient to meet our capital and operating requirements for at least the next 12 months. As part of the transaction, each purchaser also received a warrant exercisable for up to an additional 25 percent of the total shares purchased. The exercise price of the warrants is 125 percent of the purchase price, or $3.66 per share. The warrant agreement expires on April 2, 2006.

        In April 2000, the Company accepted a commitment from Transamerica Business Credit Corporation to finance existing equipment and future equipment purchases up to $3,000,000 towards production equipment, research and development equipment, computer equipment and office furnishings. As of March 31, 2001, the Company had a balance of $897,000 outstanding. The loan is payable in monthly installments bearing interest at 14.7% per annum. A balloon payment of 10% of the original principal amount is due at the end of each loan term. No additional drawdowns are available under this agreement.

        In the course of our development, we have sustained operating losses and expect such losses to continue through at least 2002.* Our future capital requirements will depend on numerous factors, including the rate of acceptance of FloSeal in the market as evidenced by increasing revenues, our ability to manufacture increasing quantities of product and achieve commercially acceptable gross profits, our ability to control expenses while developing our products, and the nature, timing and success of our other products under development. We have committed substantial capital resources to the development of commercial-scale manufacturing for FloSeal. In November 1999, we entered into a lease for a 72,500 square foot building in Fremont, California. We have spent approximately $5.4 million and have committed an additional $300,000 for manufacturing equipment, research and development equipment, office furnishings and equipment and leasehold improvements to improve the Fremont facility. The associated working capital requirements for ongoing manufacturing and commercial launch into additional surgical specialties and those of new products are also expected to be substantial. The timing and amount of capital requirements cannot be accurately predicted. Existing cash, cash equivalents and available-for-sale securities balances, proceeds from the April 2001 financing and future product sales should provide adequate liquidity for at least the next 12 months.*

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

        THE FOLLOWING FACTORS REPRESENT SOME OF OUR CHALLENGES WHICH CREATE RISK AND UNCERTAINTY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE HARMED. THIS FORM 10-Q ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.

We have a history of losses. We expect losses to continue in the future, and we may never achieve profitability.

        We have not been profitable since our inception in 1992. For the year ended December 31, 2000, we generated $4.9 million of revenues. We incurred net losses of $7.7 million in 1998, $8.3 million in 1999, and $13.7 million in 2000. As of December 31, 2000, we had an accumulated deficit of $51.3 million. We do not expect our operating expenses to decrease as we continue to market our current commercial product, FloSeal, and to develop other products. The amount of future net losses and the time required to achieve profitability are highly uncertain. Therefore, we do not expect to achieve profitability before at least 2002, and we may never achieve profitability. If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

We expect quarterly revenue and operating results to vary significantly in future periods, which could cause our stock price to fluctuate.

        Our operating results have varied widely in the past, and we expect they will continue to vary significantly from quarter to quarter as we commercially produce FloSeal and our other products under development in the market. Our quarterly results may fluctuate for many reasons, including:

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

        In addition, our manufacturing facilities are subject to the Quality System Regulation of the United States Food and Drug Administration, international quality standards and other regulatory requirements. Our failure to implement and maintain our facilities in accordance with these regulatory requirements and standards will result in a delay or termination of production. Any delay or termination of production would materially and adversely affect our ability to manufacture commercially necessary volumes and our ability to generate revenue.

We may not be able to increase revenues from the sale of FloSeal to achieve profitability by the end of 2002, if ever.

        We depend on the success of FloSeal, our lead product and currently only commercial source of revenue. Our success, if any, will depend on the medical community's continued acceptance of FloSeal and our ability to increase revenues from the sale of FloSeal through our current sales, marketing and distribution capability. We cannot guarantee sufficient growth in revenues to allow us to achieve profitability in 2002, if at all. A surgeon's use of FloSeal requires a change from more familiar products that are currently available. We cannot assure you that surgeons will change from using current products to FloSeal. FloSeal will have to be priced competitively and offer clinically significant advantages over other commercially available products in order to achieve market acceptance. Even if the market generally accepts FloSeal, surgeons may choose to use it in fewer procedures than we project. If FloSeal does not achieve significant sales growth or we are unsuccessful in increasing commercial manufacturing, we may not be able to significantly increase our revenues.

We derive a substantial portion of our revenue from Sulzer Spine-Tech, and any disruption of this relationship may cause our revenues to decline.

        During the year ended December 31, 2000, sales to Sulzer Spine-Tech of Proceed accounted for 60% of our product revenues. In July 1999, we entered into a world wide distribution agreement granting Sulzer Spine-Tech rights to sell the product configuration of FloSeal known as Proceed in most world wide spinal and cranial surgical specialty markets excluding Japan and a few other small markets where we already had distributor relationships in place. The agreement extends through June 30, 2002 and contains provisions for both minimum annual sales and termination in the event of change in control. We expect Sulzer Spine-Tech will continue to account for a significant portion of our revenue in the future. Our future success will depend upon the timing and size of future purchase orders by Sulzer Spine-Tech as well as their ability to distribute Proceed through their sales force. Sulzer Spine-Tech may be unable to satisfy minimum sales requirements, under the distribution agreement, or achieve projected sales

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

levels, which could result in the termination of the agreement and harm on our business, financial condition and results of operations.

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

        In addition to the Proceed distribution arrangement with Sulzer Spine-Tech, we have also entered into distribution agreements with European regional distributors for the distribution of FloSeal in the cardiac and vascular surgical markets in the European Union. Our distributors may be unable to satisfy minimum purchase agreement requirements or achieve projected sales levels under the distribution agreements, which could result in the termination of their agreements and harm our business. In addition, several of our agreements with regional distributors have one-year terms. The distributors are under no obligation to renew these agreements. As a result, we may need to seek new arrangements to sell and distribute FloSeal and our other products under development or to expand our own direct sales capabilities. Securing new partners or distributors is a time-consuming process, and we cannot guarantee that the negotiations with new distributors will result in arrangements on commercially reasonable terms. We cannot assure you that the terms of new arrangements will be favorable to us. In addition, we cannot assure you that our distributors will not distribute other products that compete directly with FloSeal or new products developed by competitors that may prove to be more effective or cost efficient alternatives than our products.

        We recently began selling FloSeal through a small direct sales force in Germany after terminating our agreement with the regional distributor. We cannot be certain that our sales in Germany will be more favorable to us than sales through a regional distributor or that sales in Germany will ever be sufficient to attain a profitable operation in that country.

We may be unable to increase FloSeal revenues effectively because the market for hemostatic products is highly competitive.

        The market for products that control surgical bleeding is highly competitive. FloSeal and our other products under development compete with a variety of products, such as topical hemostats, fibrin glues and other types of surgical sealants and adhesives.

        Competing products are manufactured and sold by several companies, including Pharmacia & Upjohn (maker of Gelfoam), Baxter International (maker of Tisseel, a fibrin glue product) and Johnson & Johnson. We cannot be certain that FloSeal or our other products under development will compete successfully against these existing products or any other products that may enter the marketplace.

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

        We currently purchase essential elements of FloSeal and sterilization services from single suppliers. We purchase bovine hides from Spear Products and thrombin from GenTrac, Inc. We do not have long-term supply arrangements with these suppliers. In the event that raw materials from any of our current single-source suppliers become unavailable for any reason, we will be required to identify alternative suppliers. Identifying and utilizing additional or replacement suppliers for any of the components in FloSeal may not be accomplished quickly and could involve significant additional costs. In addition, the United States Food and Drug Administration approval of any new supplier of a critical component would be required if that component was no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. Our failure to obtain any of the components used to manufacture FloSeal from alternative suppliers or any delay in qualifying a new supplier could limit our ability to manufacture FloSeal and would harm our business.

We manufacture FloSeal in two manufacturing facilities, both located in the San Francisco Bay Area in California. A natural disaster or power shortage is possible and could result in prolonged interruption of our business.

        We currently manufacture FloSeal in our Mountain View, California and Fremont, California facilities. After the United States Food and Drug Administration approval of our Fremont facility, we intend to centralize all manufacturing operations at the Fremont facility. Both facilities are located in the San Francisco Bay Area in California, which is a seismically active area. With our manufacturing centralized in this area, a natural disaster, such as an earthquake, fire or flood, could substantially disrupt our manufacturing operations or destroy our facilities. Further, California is currently experiencing power outages due to a shortage in the supply of power within the state. If the power outages increase in severity, the outages could disrupt our manufacturing operations. This could cause delays and cause us to incur additional expenses and damage our reputation with our customers and our distributors. In addition,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

because the real estate market in the San Francisco Bay Area is extremely competitive and is likely to remain competitive, an alternative facility in the same area may not be available on commercially reasonable terms if we suffer a catastrophic loss from a natural disaster.

If we are unable to effectively develop and commercialize new products, our revenues may decline.

        To be successful, we will need, in part, to develop, market and sell products other than FloSeal. Our other products under development include our FloSeal FAST device and the FloSeal sponge. We cannot assure you that we will be able to successfully develop these products or, if developed, that we will generate revenues or profits from these products. Successful marketing and sale of our products under development depends, in significant part, on our ability to:

        .      complete product development in a timely fashion,
        .      obtain and maintain patents or other proprietary protections,
        .      obtain required regulatory approvals from the United States Food and Drug Administration and other regulatory authorities,
        .      implement efficient, commercial-scale manufacturing processes,
        .      gain early entry into relevant markets,
        .      establish sales, marketing, distribution and development
               collaborations, and
        .      demonstrate the efficacy and competitiveness of our products.

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

        We are required to maintain compliance with the good manufacturing practice requirements of the United States Food and Drug Administration's Quality System Regulation for medical devices, as well as regulatory authorities in the European Union. The Quality System Regulation and the European regulatory requirements relate to product testing and quality assurance, as well as the maintenance of records and documentation. The United States Food and Drug Administration and the European regulatory authorities enforce their regulatory requirements through periodic inspections. We can provide no assurance that we will be able to maintain compliance on an on-going basis. If we or any third-party manufacturer of our products or active ingredients do not conform to the Quality System Regulation or the requirements of the European regulatory authorities, we will be required to find alternative manufacturers that do conform to the Quality System Regulation. This may be a long and costly process. The United States Food and Drug Administration must approve alternative third-party manufacturers before they can commercially manufacture our products or some critical components, such as thrombin. We may incur significant costs to comply with laws and regulations and our failure to comply could lead to penalties that could impair our operating results or financial condition.

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

        If we fail to comply with medical device laws or regulations, we may be fined and restricted from selling our products. If regulatory agencies believe we are not complying with the law, they can: detain or seize our products, issue a recall, enjoin future violations, and assess civil and criminal penalties against us.

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

        Marketing of FloSeal outside the United States requires compliance with local regulatory requirements. We have obtained regulatory approval for the commercial sale of FloSeal as a medical device in the European Union and in Switzerland, Canada, and Hong Kong. We have not yet received approval in other international markets. Without approval we will not be able to expand our international sales. In addition, if the regulatory approval we obtained for the commercial sale of FloSeal in the European Union, Switzerland, Canada, and Hong Kong is rescinded or otherwise becomes unavailable to us, we would not be able to market and sell FloSeal in the those countries without subsequent regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Failure to obtain regulatory approval for additional configurations of FloSeal and our other products under development could significantly harm our ability to generate revenue.

        The Center for Devices and Radiological Health, a division of the United States Food and Drug Administration, regulates applications of FloSeal technology. Before we can market additional configurations of FloSeal or any of our other products under development in the United States, we must show that our products are safe and effective. We must also obtain approval from the United States Food and Drug Administration, which cannot be guaranteed. We may be required to complete clinical trials and obtain approval for additional applications of FloSeal technology before they may be marketed. The United States Food and Drug Administration may also limit the commercial claims and uses of any of our future products.

        Similar requirements or restrictions apply in the European Union and elsewhere to the marketing and sale of additional configurations of FloSeal and our other products under development. If we are unable to obtain regulatory approval, our anticipated revenues, results of operations and financial condition would be harmed.

Our future success will depend in part on our ability to protect our intellectual property rights. Our inability to enforce these rights could cause us to lose sales and any competitive advantage we have.

        We have four issued United States patents relating to FloSeal. We also have ten issued United States patents and four pending patent applications relating to our other products under development and other technologies invented by our research department. We also have corresponding international patent applications filed under the Patent Cooperative Treaty, which provides certain rights overseas with respect to our patents. Our success depends to a significant degree on our ability to protect and preserve our intellectual property. To protect our intellectual property rights, we rely on the patent laws of the United States and the other countries where we market and sell FloSeal or intend to market and sell FloSeal or our other products under development. However, we cannot be certain that the steps we have taken will prevent third parties from using our technology without our authorization, independently developing technology without our authorization, or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. In addition, we cannot assure you that patents will issue from our applications or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect our technologies.

        The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales, or otherwise harm our business. Although we do have several issued United States patents and several pending United States patent applications, our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products in the United States or elsewhere. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our proprietary technology. We may not be able to secure registration with respect to our pending patent applications. Failure to secure these registrations may limit our ability to protect the intellectual property rights that these applications are intended to cover.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We may be prevented from marketing and selling FloSeal or our other products under development if they infringe existing patents or patents that have not yet issued.

        Although we have conducted searches, there can be no assurance that third-party patents or other intellectual property rights will not cover FloSeal or our products under development. If they do, the continued development and marketing of our products would require a license under those patents or other intellectual property rights. We cannot be certain that required licenses will be available to us on commercially reasonable terms, if at all. If we do not obtain the licenses, we could encounter delays in product introductions while we attempt to design around the third-party patents, or we could be completely blocked from developing, manufacturing or selling products requiring the licenses.

        Moreover, because United States patent applications are not a matter of public record, a patent application could currently be on file that would prevent us from obtaining an issued patent. Litigation or interference proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings could result in substantial costs to us and a diversion of management focus, and could harm our business. In addition, a number of medical device and other companies, universities and research institutions have filed patent applications or may have been issued patents relating to compositions and methods for surgical sealing. The issuance of any of these potentially competing patents could damage our business.

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

        We believe the Cohesion Technologies' claim is without merit. Nevertheless, Cohesion Technologies' infringement claim may result in costly and protracted litigation, may divert the efforts of our management personnel, may cause product shipment delays, may require us to enter into a costly royalty or licensing agreements, may require us to pay damages, may harm our reputation or may prevent us from manufacturing, marketing or selling FloSeal or any of our other products under development. Moreover, if we are found to have violated Cohesion Technologies' intellectual patent rights, we may be subject to damages and other remedies. In addition, we may be required to either redesign our FloSeal products in order to avoid violating Cohesion Technologies' intellectual property or obtain a license to use Cohesion Technologies' intellectual property. In addition, we may be subject to litigation from other third-parties in which we would have to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights that may conflict with our business. These infringement claims would result in costly litigation, divert the efforts of our management personnel, cause product shipment delays, require us to enter into royalty or licensing agreements, require us to pay damages, harm our reputation or prevent us from manufacturing, marketing or selling FloSeal or any of our other products under development. Moreover, if we discovered that FloSeal or any of our products under development violated third-party intellectual property rights, we might be unable to redesign it to avoid violating their rights or to obtain a license to use the third-party intellectual property on commercially reasonable terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Failure by our customers to obtain adequate third-party reimbursement for the procedures utilizing FloSeal could impair our ability to market and sell FloSeal and generate revenues.

        Our United States customers generally rely on third-party insurers, such as federal Medicare, state Medicaid and private health insurance plans, to reimburse some or all of the cost of a procedure in which FloSeal would be used. We expect to sell FloSeal based on a prospective payment system. In a prospective payment system, the cost of FloSeal would be incorporated in the overall cost of the surgical procedures that use FloSeal instead of providing for a separate reimbursement for our products. However, we cannot assure you that third-party insurers will reimburse our customers for the cost of FloSeal. Our financial success depends, in part, on our customers obtaining satisfactory reimbursement for surgical procedures that use FloSeal. Failure by our customers to obtain sufficient reimbursement for these procedures or adverse changes in governmental and private insurance policies toward reimbursement for these procedures could result in reduction or elimination of purchases of FloSeal, which would reduce our revenues. Because FloSeal is priced at a premium to corresponding widely used hemostats, our business may also be harmed by the continuing efforts of third-party insurers to contain or reduce healthcare costs.

        International market acceptance of FloSeal and other products that we may develop in the future is dependent, in part, on the availability of reimbursement for the prevailing healthcare payment systems for our products or procedures that use our products. Reimbursement and healthcare payment systems in international markets vary significantly and include both government-sponsored healthcare and private insurance. We intend to seek reimbursement approvals where applicable. We cannot be certain any such approvals will be obtained in a timely manner, if at all. Failure to receive reimbursement approvals in the international market could impair our ability to market and sell FloSeal and generate revenue.

The use of products derived from cows could adversely impact our ability to market and sell our products.

        There is uncertainty as to the continued acceptance in the European Union of products that incorporate products derived from cows. This uncertainty is due to concerns about bovine spongiform encephalopathy (BSE), otherwise known as "mad cow disease". This disease is believed to be transmitted from cows to humans and may cause serious illness or death. FloSeal and our other products under development contain thrombin, extracted from the blood and lungs of cows and gelatin derived from the hides of cows. A reversal of European acceptance of FloSeal could harm our ability to market and sell FloSeal and our other products under development.

        Our European Notified Body has advised us that the safety of all medical products containing materials of animal origins must be re-evaluated with respect to BSE. Our re-evaluation report was completed and submitted to our European Notified Body for their review. We have not yet received a reply. There is no assurance the Notified Body will allow us to continue to sell FloSeal in Europe based on the results of our re-evaluation. In addition, if the Notified Body does allow us to continue to sell FloSeal in Europe, it is possible that individual European countries could place their own requirements or restrictions on products containing material of animal origin. We cannot assure you that FloSeal would meet those requirements or restrictions. We could be required to stop selling FloSeal in those European countries whose requirements or restrictions we did not meet.

        Recently various news sources have reported an outbreak of foot and mouth disease in Europe. Should foot and mouth disease reach herds in the United States and the destruction of those infected

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

herds impacts the availability of our raw materials, the prices for our raw materials could increase. Significant price increases in our raw materials may harm our business.

We may face product liability claims related to the use or misuse of our products, but our insurance coverage is limited and may be inadequate to cover potential claims.

        We face the risk of product liability claims. We cannot assure you that we will not experience losses due to product liability claims. We currently maintain liability insurance with combined coverage limits of $3.0 million on a claims-made basis. We cannot be certain that the size or the coverage of our insurance is adequate. The insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims against us, regardless of their merit, could harm our business due to the cost of defending against such claims and diversion of management attention.

We may be unable to attract and retain qualified employees, who we need to build our business.

        We are highly dependent on our executive management team and staff. The loss of any of these persons, or our inability to recruit additional personnel necessary for our business, could substantially impair our manufacturing, marketing and sales, and research and development efforts and impede our ability to commercialize FloSeal and our other products under development. In addition, recruiting and retaining qualified technical and managerial personnel is critical to our success. Our business is located in the San Francisco Bay Area in California, where demand for experienced personnel is extremely high and is likely to remain high. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. We may not be able to recruit and retain qualified employees on commercially reasonable terms, which could impair our ability to achieve profitability.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, bank borrowings and equipment financing. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2000. The average interest rate for our available-for-sale securities, as of March 31, 2001 was 5.79 % compared to 6.63% reported in the Form 10-K for the year ended December 31, 2000. The average interest rate for our cash and cash equivalents as of March 31, 2001 was 0.95% compared to 2.09% reported in the Form 10-K for the year ended December 31, 2000. No other material changes have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2000.

        Fusion Medical Technologies Inc. and FloSeal are registered trademarks of Fusion Medical Technologies, Inc. Proceed Matrix and FAST are trademarks of Fusion Medical Technologies, Inc.

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

        We have received correspondence from Baxter Deutschland GmbH, a subsidiary of Baxter International, Inc., in which Baxter argues that FloSeal should be regulated as a drug in Germany. FloSeal is currently regulated as a medical device in Germany, as well as the other countries in which we have obtained regulatory approval. Baxter has indicated that it may challenge the CE Mark Certification for FloSeal. We will vigorously pursue a litigation strategy with respect to any attempt to alter the regulatory nature of FloSeal or our other products in Germany and elsewhere.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits. None.
           --------

      (b)  Reports on Form 8-K. The Company did not file any Reports on Form 8-K
           -------------------
           during the quarter ended March 31, 2001.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                          FUSION MEDICAL TECHNOLOGIES, INC.



Date:   May 14, 2001          By:    /s/  LARRY J. STRAUSS
                                 ----------------------------------------
                                          Larry J. Strauss

                                         Vice President, Finance and
                                           Chief Financial Officer
                                      (Chief Accounting Officer and Duly
                                     Authorized Officer of the Registrant)