Form 10-Q
period 2001-06-30
FUSION MEDICAL TECHNOLOGIES INC
filed 2001-08-09
CIK 1013466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________
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

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

         The number of outstanding shares of the registrant's Common Stock was 14,155,563 as of August 8, 2001.

                        FUSION MEDICAL TECHNOLOGIES, INC.
                                    INDEX TO
                               REPORT ON FORM 10-Q
                         FOR QUARTER ENDED June 30, 2001


                                                                                   Page
                                                                                   ----
PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements:

                 Condensed Consolidated Balance Sheets -
                 June 30, 2001 (unaudited) and December 31, 2000................    3

                 Condensed Consolidated Statements of Operations and
                 Comprehensive Loss - Three and Six Months Ended June 30,
                 2001 and 2000(unaudited)  .....................................    4

                 Statements of Condensed Consolidated Cash Flows - Six Months
                 Ended June 30, 2001 and 2000 (unaudited).......................    5

                 Notes to Condensed Consolidated Financial Statements
                 (unaudited)....................................................    6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations..........................................    8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........   22

PART II.    OTHER INFORMATION

Item 1.      Legal Proceedings..................................................   23

Item 4.      Submission of Matters to a Vote of Security Holders ...............   23

Item 6.      Exhibits and Reports on Form 8-K...................................   24

             Signatures.........................................................   25

PART I - FINANCIAL INFORMATION

I.         FINANCIAL STATEMENTS


                      FUSION MEDICAL TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                                          June 30               December 31
                                                                            2001                    2000
                                                                     --------------------    -------------------
                                                                         (Unaudited)
                                   ASSETS
Current assets:
       Cash and cash equivalents                                       $           3,626       $          3,668
       Available-for-sale securities                                               5,115                  4,489
       Accounts receivable, net                                                    1,444                    978
       Inventory                                                                   1,791                  1,018
       Prepaids and other current assets                                             195                    197
                                                                     --------------------    -------------------
            Total current assets                                                  12,171                 10,350

 Property and equipment, net                                                       5,569                  5,483
 Restricted cash deposit                                                           1,398                  1,661
 Other long-term assets                                                              223                    215
                                                                     --------------------    -------------------

            Total assets                                               $          19,361       $         17,709
                                                                     ====================    ===================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                                                   $           3,151       $          2,089
 Long-term obligations                                                               766                    799
                                                                     --------------------    -------------------
              Total liabilities                                                    3,917                  2,888
                                                                     --------------------    -------------------
 Contingencies (Note 4)

 Common stock and other stockholders' equity                                      74,228                 66,092
 Accumulated deficit                                                             (58,784)               (51,271)
                                                                     --------------------    -------------------
              Total stockholders' equity                                          15,444                 14,821
                                                                     --------------------    -------------------

              Total liabilities and stockholders' equity               $          19,361       $         17,709
                                                                     ====================    ===================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FUSION MEDICAL TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended                           Six Months Ended
                                                              June 30                                       June 30
                                                 --------------------------------------      --------------------------------------
                                                       2001                 2000                   2001                 2000
                                                 -----------------    -----------------      -----------------    -----------------
Net sales                                          $        2,802       $        1,119         $        5,198       $        1,834
Cost of sales and start-up manufacturing costs              2,345                1,274                  4,313                2,363
                                                 -----------------    -----------------      -----------------    -----------------
                Gross profit (loss)                           457                 (155)                   885                 (529)
                                                 -----------------    -----------------      -----------------    -----------------
Operating expenses:
      Research and development                              1,410                1,509                  3,098                2,530
      Marketing and selling                                 1,887                1,239                  3,634                2,202
      General and administrative                              895                  507                  1,790                1,449
                                                 -----------------    -----------------      -----------------    -----------------
           Total operating expenses                         4,192                3,255                  8,522                6,181
                                                 -----------------    -----------------      -----------------    -----------------
                Loss from operations                       (3,735)              (3,410)                (7,637)              (6,710)

      Interest income                                         115                  171                    189                  341
      Interest expense                                        (31)                  (5)                   (65)                 (11)
                                                 -----------------    -----------------      -----------------    -----------------
                Net loss                                   (3,651)              (3,244)                (7,513)              (6,380)

      Other comprehensive income (loss):
      Change in unrealized gain or loss on
        available-for-sale securities                           4                   (1)                    14                   13
                                                 -----------------    -----------------      -----------------    -----------------
      Comprehensive loss                           $       (3,647)      $       (3,245)        $       (7,499)      $       (6,367)
                                                 =================    =================      =================    =================

Basic and diluted net loss per share               $        (0.26)      $        (0.31)        $        (0.60)      $        (0.63)
                                                 =================    =================      =================    =================
Shares used in computing basic and diluted net
      loss per share                                       13,788               10,363                 12,542               10,195
                                                 =================    =================      =================    =================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      FUSION MEDICAL TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30
                                                                                    -----------------------------------
                                                                                         2001                2000
                                                                                    ---------------     ---------------
Cash flows used for operating activities:
        Net loss                                                                      $     (7,513)       $     (6,380)
        Adjustments to reconcile net loss to net cash used in
               operating activities:
               Depreciation and amortization                                                   788                 274
               Accretion of available-for-sale securities                                        5                   -
               Amortization of deferred compensation                                            53                 183
               Deferred rent                                                                    61                   -
               Changes in assets and liabilities:
                     Accounts receivable,net                                                  (466)               (198)
                     Inventories                                                              (773)               (568)
                     Prepaids and other current assets                                           2                 (26)
                     Other assets                                                               (8)                 (4)
                     Accounts payable                                                          803                 152
                     Accrued expenses                                                          317                 260
                                                                                    ---------------     ---------------
                          Net cash used in operating activities                             (6,731)             (6,307)
                                                                                    ---------------     ---------------
Cash flows from investing activities:
        Acquisition of property and equipment                                                 (874)             (1,626)
        Purchases of available-for-sale securities                                          (6,381)             (7,396)
        Restricted cash                                                                        263                   -
        Sales and maturities of available-for-sale securities                                5,764               4,386
                                                                                    ---------------     ---------------
                          Net cash used in investing activities                             (1,228)             (4,636)
                                                                                    ---------------     ---------------
Cash flows from financing activities:
        Proceeds from issuance of common stock and warrants,
        net of issuance costs                                                                8,022              13,270
        Proceeds from exercise of common stock options                                          47                   2
        Proceeds from (repayment of) equipment financing                                       (93)                269
        Repayment of notes payable                                                             (59)                (58)
                                                                                    ---------------     ---------------
                          Net cash provided by financing activities                          7,917              13,483
                                                                                    ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                                           (42)              2,540
Cash and cash equivalents, beginning of period                                               3,668               8,164
                                                                                    ---------------     ---------------
Cash and cash equivalents, end of period                                              $      3,626        $     10,704
                                                                                    ===============     ===============
Supplemental disclosure of cash flow information:
        Cash paid for interest                                                        $         66        $          5
                                                                                    ===============     ===============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        FUSION MEDICAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

1. Basis of presentation

         The accompanying condensed consolidated financial statements of Fusion Medical Technologies, Inc. (the "Company","Fusion" or "We") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2001, and the condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the consolidated operating results and cash flows for those periods. Although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K405 for the year ended December 31, 2000 filed with the United States Securities & Exchange Commission on April 13, 2001.

         Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2. Net loss per share

         Basic and diluted loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of diluted net loss per common share as their effect is anti-dilutive. Stock options to purchase 3,096,198 and 2,397,846 shares of common stock at prices ranging from $0.16 to $17.63 per share were outstanding at June 30, 2001 and 2000, respectively. Warrants to purchase 687,094 and 12,785 shares of common stock at prices ranging from $3.66 to $4.00 per share were outstanding at June 30, 2001 and 2000, respectively.

3. Inventory

         Inventory is recorded at the lower of cost or market using the FIFO method. Inventories consist of the following (in thousands):



                                        June 30            December 31
                                          2001                2000
                                     --------------       -------------
Finished goods                       $        534         $        340
Work in process                               466                  343
Raw materials                                 791                  335
                                     -------------        -------------
                                     $      1,791         $      1,018
                                     =============        =============

                        FUSION MEDICAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
4. Legal Proceedings

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

5. Recent Accounting Pronouncements

         In July 2001, the Financial Accounting and Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method----the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2002. The Company believes that the adoption of these standards will have no impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, which are designated by an asterisk [*] after the statement. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of certain factors, including those set forth in "Additional Factors That Might Affect Future Results" commencing on page 12 and those set forth under Item 1 in our Annual Report filed on Form 10-K405 for the Year Ended December 31, 2000 filed with the United States Securities & Exchange Commission on April 13, 2001.

OVERVIEW

         We are commercializing and developing proprietary collagen gel-based products for use in controlling bleeding in a variety of surgeries. Our lead product, FloSeal, was approved on December 8, 1999 by the United States Food and Drug Administration for marketing in the United States. FloSeal combines a gelatin derived from collagen with thrombin, a potent clotting agent, to control surgical bleeding. FloSeal is approved for surgical procedures, other than in ophthalmic and urologic, as an adjunct to hemostasis when control of bleeding by sutures and staples or topical hemostats, fibrin glues and other types of surgical sealants and adhesives are ineffective or impractical. In July 2001, the second generation FloSeal, a dry formulation, was approved by the United States Food and Drug Administration for marketing in the United States. The second generation product is considered to be as effective as the first product with the advantages of a longer shelf life and a projected lower cost of production.*

         The year ended December 31, 2000 was our first full year of sales of FloSeal. We reported a total of approximately $4.9 million in revenue based on shipments of approximately 56,000 units of product. Sales to our distribution partner, Sulzer Spine-Tech, represented approximately 60% of total revenue or $2.9 million. The distribution agreement with Sulzer Spine-Tech was executed in June 1999. The agreement grants exclusive rights to market and sell FloSeal world wide, except for Japan and a few smaller markets where we already had distribution agreements in place, in the spinal and cranial surgical markets. Sulzer Spine-Tech markets a configuration of FloSeal called Proceed Hemostatic Sealant. In February 2001, following the United States Food and Drug Administration's approval of a Pre-market Approval (PMA) application supplement, we began selling Proceed for use in neurosurgical/cranial surgical procedures through Sulzer Spine-Tech.

         We have reported $5,198,000 and $1,834,000 in revenue for the first half of 2001 and 2000, respectively, primarily from sales into the cardiac, vascular, ear, nose and throat, head and neck, and spinal surgical specialties. As of June 30, 2001, we had an accumulated deficit of $58.8 million.

         We anticipate sales increasing as FloSeal is used more often by doctors currently using FloSeal, as additional doctors in hospitals where FloSeal is currently being used begin using FloSeal, and as we add new hospitals as customers.* We anticipate incurring increased expenses relating to FloSeal sales, marketing, manufacturing, and general and administrative, while research and development expenses should remain relatively flat* We have not achieved, nor do we expect to achieve, profitability before 2002.*

         We have been expanding our manufacturing capacity to be able to meet the anticipated product supply requirements for commercial sale of FloSeal. In April 2000, we first occupied a portion of a 72,500 square feet building in Fremont, California. In conjunction with this new facility, we have spent a total of approximately $5.8 million for the purchase of equipment for production and research & development, office furnishings and equipment and leasehold improvements.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2001 and 2000
-------------------------------------------------

NET SALES

         We recorded sales of $2,802,000 and $1,119,000 for the three months ended June 30, 2001 and 2000 respectively. We recorded sales of $5,198,000 and $1,834,000 for the six months ended June 30, 2001 and 2000 respectively. We commenced selling FloSeal in December 1999 in the United States. Sales increased in 2001 principally due to increased usage of FloSeal by doctors and hospitals. Approximately 49% of total sales in the second quarter of 2001and 50% of sales for the six months ended June 30, 2001 were transacted with our distribution partner, Sulzer Spine-Tech.

COST OF SALES AND START-UP MANUFACTURING COSTS

         We recorded cost of sales and start-up manufacturing costs of $2,345,000 and $1,274,000 for the three months ended June 30, 2001 and 2000, respectively. We recorded cost of sales and start up manufacturing costs of $4,313,000 and $2,363,000 for the six months ended June 30, 2001 and 2000, respectively. Cost of sales increased due to increased shipments of products following regulatory approval in the United States. Cost of sales per product unit is expected to decrease as greater unit volume is produced.* However, we anticipate cost of sales will increase in future periods in connection with the increase in sales of FloSeal.*

GROSS PROFIT (LOSS)

         We recorded a gross profit for the three months ended June 30, 2001 of $457,000, 16% of net sales, compared to a gross loss of $155,000 in the same period in 2000. For the six months ended June 30, 2001 we recorded a gross profit of $885,000, 17% of net sales, compared to a gross loss of $529,000 in the same period in 2000. The improvement in gross profit for both the three and six month periods are a result of greater absorption of production overhead by an increasing number of production units. Gross profit per product unit is expected to continue to increase as we produce greater unit volumes.*

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased 7% to $1,410,000 in the three months ended June 30, 2001, compared to $1,509,000 in the three months ended June 30, 2000. For the six months ended June 30, 2001, research and development expenses increased 22% to $3,098,000 compared to $2,530,000 for the six months ended June 30, 2000. The decrease for the three months ended June 30, 2001 was due to a reduction in costs related to the introduction of the second generation FloSeal formulation. The increase for the six months ended June 30, 2001 was due to the facility overhead costs related to our new Fremont facility. While we do not anticipate significant increases in research and development spending in 2001, we believe investment in research and development is essential to our future success. We expect research and development expenses will remain near current levels through at least the end of 2001.*

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MARKETING AND SELLING

         Marketing and selling expenses increased 52% to $1,887,000 in the three months ended June 30, 2001, compared to $1,239,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, marketing and selling expenses increased 65% to $3,634,000, compared to $2,202,000 for the six months ended June 30, 2000. The increases were primarily due to personnel costs of our direct sales force, currently 28 people, and to marketing spending to boost the sales of FloSeal into the cardiac, vascular, ear, nose and throat, and head and neck surgical specialties. These marketing expenses include costs of marketing personnel, participating in major national and regional medical conferences, and advertising in various surgical specialty journals. We anticipate sales and marketing expenditures will increase in future periods in connection with the continuing growth of FloSeal in existing markets and the commercial launch of FloSeal into additional surgical specialties.*

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased 77% to $895,000 in the three months ended June 30, 2001, compared to $507,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, general and administrative expenses increased 24% to $1,790,000, compared to $1,449,000 for the six months ended June 30, 2000. The increases were primarily attributable to the facility overhead costs related to our new Fremont facility.

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

INTEREST INCOME

         Interest income decreased 33% to $115,000 for the three months ended June 30, 2001 compared to $171,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, interest income decreased 45% to $189,000, compared to $341,000 for the six months ended June 30,2000. The decrease was attributable to a decrease in our cash, cash equivalents and available-for-sale securities balances as well as a general decline in domestic interest rates.

INTEREST EXPENSE

         Interest expense increased to $31,000 for the three months ended June 30, 2001 compared to $5,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001 interest expense increased to $65,000, compared to $11,000 for the six months ended June 30, 2000. The increase is due to an additional equipment loan received from Transamerica Business Credit Corporation during 2000.

NET LOSS

         As a net result of the items discussed above, net loss was $3,651,000 for the three months ended June 30, 2001 as compared to the net loss of $3,244,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001 the net loss was $7,513,000 as compared to the net loss of $6,380,000 for the six months ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, our cash, cash equivalents and available-for-sale securities were $8,741,000 compared to $8,157,000 at December 31, 2000.

         For the six months ended June 30, 2001 and 2000, our operating activities consumed cash of $6,731,000 and $6,307,000, respectively. The increase in cash consumed by operations was due primarily to the increase in the net loss.

         For the six months ended June 30, 2001 and 2000, our investing activities used cash of $1,228,000 and $4,636,000, respectively. The reduction in cash used was due to a drop of approximately $1,000,000 in the purchases of available-for-sale securities and an increase of approximately $1,400,000 in the sales and maturities of available-for-sale securities.

         On April 9, 2001, we completed a private financing of 2,730,375 shares of common stock at a purchase price of $2.93 per share to Alloy Ventures, the State of Wisconsin Investment Board and the Asset Management Company. Net proceeds, after deducting legal fees and other costs associated with the offering, total approximately $7.9 million, which should be sufficient to meet our capital and operating requirements for the next 12 months. As part of the transaction, each purchaser also received a warrant exercisable for up to an additional 25 percent of the total shares purchased. The exercise price of the warrants is 125 percent of the purchase price, or $3.66 per share. The warrant agreement expires on April 2, 2006.

         In April 2000, we accepted a commitment from Transamerica Business Credit Corporation to finance existing equipment and future equipment purchases up to $3,000,000 towards production equipment, research and development equipment, computer equipment and office furnishings. As of June 30, 2001, we had a balance of $850,000 outstanding. The loan is payable in monthly installments bearing interest at 14.7% per annum. A balloon payment of 10% of the original principal amount is due at the end of each loan term. No additional drawdowns are available under this agreement.

         In the course of our development, we have sustained operating losses and expect such losses to continue through at least 2002.* Our future capital requirements will depend on numerous factors, including the rate of acceptance of FloSeal in the market as evidenced by increasing revenues, our ability to manufacture increasing quantities of product and achieve commercially acceptable gross profits, our ability to control expenses while developing our products, and the nature, timing and success of our other products under development. We have committed substantial capital resources to the development of commercial-scale manufacturing for FloSeal. In November 1999, we entered into a lease for a 72,500 square foot building in Fremont, California. We have spent approximately $5.8 million and have committed an additional $.6 million for manufacturing equipment, research and development equipment, office furnishings and equipment and leasehold improvements to improve the Fremont facility. The associated working capital requirements for ongoing manufacturing and commercial launch into additional surgical specialties and those of new products are also expected to be substantial. The timing and amount of capital requirements cannot be accurately predicted. Existing cash, cash equivalents and available-for-sale securities balances, and future product sales should provide adequate liquidity for the next 12 months.*

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting and Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method----the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2002. The Company believes that the adoption of these standards will have no impact on its financial statements.



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

We have a history of losses. We expect losses to continue in the future, and we may never achieve profitability.*

         We have not been profitable since our inception in 1992. For the year ended December 31, 2000, we generated revenues of $4.9 million and $5.2 million for the first half of 2001. We incurred net losses of $7.7 million in 1998, $8.3 million in 1999, $13.7 million in 2000 and $7.5 million in the first half of 2001. As of June 30, 2001, we had an accumulated deficit of $58.8 million. We do not expect our operating expenses to decrease as we continue to market our current commercial product, FloSeal, and to develop other products.* The amount of future net losses and the time required to achieve profitability are highly uncertain. Therefore, we do not expect to achieve profitability before at least 2002, and we may never achieve profitability. *If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis. *

We expect quarterly revenue and operating results to vary significantly in future periods, which could cause our stock price to fluctuate. *

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

         We have been manufacturing FloSeal for commercial sale only since December 1999 and have limited experience manufacturing our other products in the quantities necessary to achieve significant commercial sales. We cannot be certain we will be capable of reliable, high-volume manufacturing at commercially reasonable costs. We could encounter problems relating to:

    .    capacity constraints,

    .    production yields,

    .    quality control,

    .    shortages of qualified personnel, and raw materials supply.

         These problems could affect our ability to adequately increase and maintain uninterrupted production of our products and fill customer orders on a timely basis, in which case we may not be able to increase revenues or increase gross profits from sales. Furthermore, the adverse consequences of these problems could have a disproportionately large effect on us because the manufacturing of FloSeal is centralized in a single facility. Because we plan to move all manufacturing to our new Fremont, California facility by December 31, 2001, we will continue to manufacture FloSeal in a single facility*

         In addition, our manufacturing facilities are subject to the Quality System Regulation of the United States Food and Drug Administration, international quality standards and other regulatory requirements. Our failure to implement and maintain our facilities in accordance with these regulatory requirements and standards will result in a delay or termination of production. Any delay or termination of production would materially and adversely affect our ability to manufacture commercially necessary volumes and our ability to generate revenue.

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

         During the year ended December 31, 2000, sales to Sulzer Spine-Tech of Proceed accounted for 60% of our product revenues and 50% for the six months ended June 30, 2001. In July 1999, we entered into a world wide distribution agreement granting Sulzer Spine-Tech rights to sell the product configuration of FloSeal known as Proceed in most world wide spinal and cranial surgical specialty markets excluding Japan and a few other small markets where we already had distributor relationships in place. The agreement extends through June 30, 2002 and contains provisions for both minimum annual sales and termination in the event of change in control. Our future success will depend upon the timing and size of future purchase orders by Sulzer Spine-Tech as well as their ability to distribute Proceed through their sales force. Sulzer Spine-Tech may be unable to satisfy minimum sales requirements, under the distribution agreement, or achieve projected sales levels, which could result in the termination of the agreement and harm on our business, financial condition and results of operations.

Our ability to achieve significant revenue will depend on our ability to grow our domestic and international sales, marketing and distribution capabilities.

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

         We currently manufacture FloSeal in our Mountain View, California and Fremont, California facilities. After the United States Food and Drug Administration approval of our Fremont facility, we intend to centralize all manufacturing operations at the Fremont facility. Both facilities are located in the San Francisco Bay Area in California, which is a seismically active area. With our manufacturing centralized in this area, a natural disaster, such as an earthquake, fire or flood, could substantially disrupt our manufacturing operations or destroy our facilities. Further, California is currently experiencing power outages due to a shortage in the supply of power within the state. If the power outages increase in severity, the outages could disrupt our manufacturing operations. This could cause delays and cause us to incur additional expenses and damage our reputation with our customers and our distributors. In addition, the real estate market in the San Francisco Bay Area is extremely competitive and is likely to remain competitive, an alternative facility in the same area may not be available on commercially reasonable terms if we suffer a catastrophic loss from a natural disaster.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We may incur significant costs in maintaining compliance with regulations governing our manufacturing operations, which could increase our losses.

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

         International market acceptance of FloSeal and other products that we may develop in the future is dependent, in part, on the availability of reimbursement for the prevailing healthcare payment systems for our products or procedures that use our products. Reimbursement and healthcare payment systems in international markets vary significantly and include both government-sponsored healthcare and private insurance. We intend to seek reimbursement approvals where applicable.* We cannot be certain any such approvals will be obtained in a timely manner, if at all. *Failure to receive reimbursement approvals in the international market could impair our ability to market and sell FloSeal and generate revenue.

The use of products derived from cows could adversely impact our ability to market and sell our products.

         There is uncertainty as to the continued acceptance in the European Union of products that incorporate products derived from tissues of animal origin. This uncertainty is due to concerns about bovine spongiform encephalopathy (BSE), otherwise known as "mad cow disease". This disease is believed to be transmitted from cows to humans and may cause serious illness or death. FloSeal and our other products under development contain thrombin, produced from the blood of cows, and gelatin, derived from the hides of cows. A reversal of European acceptance of FloSeal could harm our ability to market and sell FloSeal and our other products under development.

Our European Notified Body has advised us that the safety of all medical devices containing materials of animal origin must be re-evaluated with respect to BSE transmission. Our re-evaluation report was completed and submitted to our Notified Body for their review in April 2001. We have been informed that the Notified Body review is complete and that our CE mark for FloSeal will remain valid; however we are awaiting the final written report. Even if the results of their report continue to support the validity of our CE mark for FloSeal, the individual EU member states can legally place their own requirements or restrictions on products containing materials of animal origin. We cannot assure you that FloSeal would meet all the requirements or restrictions placed on the device by the individual member states. We could be required to stop selling FloSeal in those European countries whose requirements or restrictions we do not meet.

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

The classification of FloSeal as a medical device may be changed to that of a medicinal product in Europe, jeopardizing the ability to market and sell FloSeal in Europe.

         The European Commission is reviewing the classification of all hemostatic products containing thrombin to determine if they should be classified as medicinal products (drugs) in Europe. Although no decision has been made at this time to re-classify FloSeal as a medicinal product, we may be required to stop selling FloSeal in Europe if this occurs. Alternatively, Fusion may need to demonstrate compliance with the medicinal products directive in Europe in order to keep FloSeal on the market. Under this scenario, we may be required to incur additional expenditures related to approval of the product. We can not be certain that we will be able to achieve compliance with the requirements of a new regulatory classification, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, bank borrowings and equipment financing. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2000. The average interest rate for our available-for-sale securities, for the quarter ended June 30, 2001 was 4.31 % compared to 6.63% reported in the Form 10-K for the year ended December 31, 2000. The average interest rate for our cash and cash equivalents for the quarter ended June 30, 2001 was 4.03% compared to 2.09% reported in the Form 10-K for the year ended December 31, 2000. No other material changes have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders (the "Annual Meeting") was held on June 14, 2001 at 9:30 a.m. local time, at our principal corporate offices located at 34175 Ardenwood Blvd., Fremont, CA. The Annual Meeting was held for the purpose of (a) electing one Class II director to serve for two years expiring upon the 2003 Annual Meeting of the Stockholders and electing three Class III directors to serve for three years expiring upon the 2004 Annual Meeting of the Stockholders, (b) approving an amendment to Fusion's 1993 Stock Option Plan increasing the number of shares of common stock by 710,000 shares and (c) ratifying the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2001. The three matters were voted upon and approved:

         1) Ronald A. Elenbaas was duly elected as a Class II director to serve for two years expiring upon the 2003 Annual Meeting of the Stockholders, or until a successor is duly elected and qualified, with 11,850,710 votes cast for election and 247,940 votes withheld. Gordon
         W. Russell, Philip M. Sawyer and Michael L. Eagle were duly elected as Class III directors to serve for three years expiring upon the 2004 Annual Meeting of the Stockholders, or until a successor is duly elected and qualified. Gordon W. Russell received 11,858,020 votes for election and 240,630 votes were withheld. Philip M. Sawyer received 11,666,660 votes for election and 431,990 votes were withheld. Michael
         L. Eagle received 11,861,970 votes for election and 236,680 votes were withheld.

         2) The Amendment to the 1993 Stock Option Plan increasing the number of shares of Common Stock authorized for issuance by 710,000 shares to 4,300,492 shares was approved with 6,646,103 votes cast for the increase, 2,330,316 votes against, 23,145 votes abstaining, and 3,099,086 votes subject to a broker non-vote.

         3) PricewaterhouseCoopers LLP was appointed the independent accountants for the fiscal year ended December 31, 2001 with 12,070,900 votes cast for the appointment, 18,415 votes against, and 9,335 votes abstaining.

Three directors were not up for election at the June 2001 meeting. Their names and term expiration are as follows:

     Olav B. Bergheim - term expires at the 2002 Annual Meeting of the Stockholders;

     J. Michael Egan - term expires at the 2002 Annual Meeting of the Stockholders;

     Douglas E. Kelly, M.D. - term expires at the 2003 Annual Meeting of the Stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits. None.


         (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                        FUSION MEDICAL TECHNOLOGIES, INC.



Date:  August 9, 2001        By:    /s/  LARRY J. STRAUSS
                                --------------------------------------
                                         Larry J. Strauss


                             Vice President, Finance and Chief Financial Officer (Chief Accounting Officer and Duly Authorized Officer of the Registrant)