Form 10-Q
period 2001-09-30
FUSION MEDICAL TECHNOLOGIES INC
filed 2001-11-08
CIK 1013466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001
                                       OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________
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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of outstanding shares of the registrant's Common Stock was 14,164,000 as of November 7, 2001.

                        FUSION MEDICAL TECHNOLOGIES, INC.
                                    INDEX TO
                               REPORT ON FORM 10-Q
                      FOR QUARTER ENDED September 30, 2001

                                                                                   Page
                                                                                   ----
PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements:

                 Condensed Consolidated Balance Sheets -
                 September 30, 2001 (unaudited) and December 31, 2000.............   3

                 Condensed Consolidated Statements of Operations and
                 Comprehensive Loss - Three and Nine Months Ended September 30,
                 2001 and 2000(unaudited) ........................................   4

                 Statements of Condensed Consolidated Cash Flows - Nine Months
                 Ended September 30, 2001 and 2000 (unaudited) ...................   5

                 Notes to Condensed Consolidated Financial Statements
                 (unaudited) .....................................................   6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...........................................   8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ..........  22

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings ...................................................  23

Item 2.      Exhibits and Reports on Form 8-K ....................................  23

             Signatures ..........................................................  24

PART I - FINANCIAL INFORMATION

I.         FINANCIAL STATEMENTS

                      FUSION MEDICAL TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                     September 30      December 31
                                                                         2001              2000
                                                                     -------------     ------------
                                                                      (Unaudited)
                                     ASSETS
Current assets:
       Cash and cash equivalents                                     $      2,581      $     3,668
       Available-for-sale securities                                        2,384            4,489
       Accounts receivable, net                                             1,397              978
       Inventory                                                            1,467            1,018
       Prepaids and other current assets                                      156              197
                                                                     -------------     ------------
            Total current assets                                            7,985           10,350

 Property and equipment, net                                                5,837            5,483
 Restricted cash deposit                                                    1,164            1,661
 Other long-term assets                                                       196              215
                                                                     -------------     ------------

            Total assets                                             $     15,182      $    17,709
                                                                     =============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                                                 $      2 635      $     2,089
 Long-term obligations                                                        727              799
                                                                     -------------     ------------
              Total liabilities                                             3,362            2,888
                                                                     -------------     ------------
 Contingencies (Note 4)

 Common stock and other stockholders' equity                               74,624           66,092
 Accumulated deficit                                                      (62,804)         (51,271)
              Total stockholders, equity                                   11,820           14,821
                                                                     -------------     ------------

              Total liabilities and stockholders, equity             $     15,182      $    17,709
                                                                     =============     ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FUSION MEDICAL TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30                   September 30
                                                        ------------------------      --------------------------
                                                           2001          2000             2001           2000
                                                        ----------    ----------      -----------    -----------
Net sales                                               $   2,752     $   1,297       $    7,950     $    3,131
Cost of sales and start-up manufacturing costs              2,449         1,288            6,762          3,649
                                                        ----------    ----------      -----------    -----------
                Gross profit (loss)                           303             9            1,188           (518)
                                                        ----------    ----------      -----------    -----------

Operating expenses:
      Research and development                              1,479         1,726            4,577          4,238
      Marketing and selling                                 2,118         1,495            5,752          3,700
      General and administrative                              774           622            2,564          2,089
                                                        ----------    ----------      -----------    -----------
           Total operating expenses                         4,371         3,843           12,893         10,027
                                                        ----------    ----------      -----------    -----------
                Loss from operations                       (4,068)       (3,834)         (11,705)       (10,545)

Interest income                                                78           291              267            632
Interest expense                                              (30)          (15)             (95)           (25)
                                                        ----------    ----------      -----------    -----------
                Net loss                                   (4,020)       (3,558)         (11,533)        (9,938)

Other comprehensive income (loss):
Change in unrealized gain or loss on
  available-for-sale securities                                 6             8               20             21
                                                        ----------    ----------      -----------    -----------
Comprehensive loss                                      $  (4,014)    $  (3,550)      $  (11,513)    $   (9,917)
                                                        ==========    ==========      ===========    ===========

Basic and diluted net loss per share                    $   (0.28)    $   (0.32)         $ (0.88)    $    (0.94)
                                                        ==========    ==========      ===========    ===========
Shares used in computing basic and diluted net
      loss per share                                       14,138        11,223           13,080         10,540
                                                        ==========    ==========      ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        FUSION MEDICAL TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30
                                                                                       ----------------------------
                                                                                            2001            2000
                                                                                       ------------     -----------
Cash flows used for operating activities:
        Net loss                                                                       $   (11,533)     $   (9,938)
        Adjustments to reconcile net loss to net cash used in
               operating activities:
               Depreciation and amortization                                                 1,116             469
               Accretion of available-for-sale securities                                        9              (8)
               Amortization of deferred compensation                                            75             115
               Deferred rent                                                                    91               -
               Changes in assets and liabilities:
                     Accounts receivable,net                                                  (419)           (467)
                     Inventories                                                              (449)           (638)
                     Prepaids and other current assets                                          41             (66)
                     Other assets                                                               19              (6)
                     Accounts payable                                                           98             788
                     Accrued expenses                                                          503              64
                                                                                       ------------     -----------
                          Net cash used in operating activities                            (10,449)         (9,687)
                                                                                       ------------     -----------

Cash flows from investing activities:
        Acquisition of property and equipment                                               (1,471)         (4,128)
        Purchases of available-for-sale securities                                          (6,914)         (8,788)
        Restricted cash                                                                        497          (1,256)
        Sales and maturities of available-for-sale securities                                9,031           9,816
                                                                                       ------------     -----------
                          Net cash provided by (used in) investing activities                1,143          (4,356)
                                                                                       ------------     -----------

Cash flows from financing activities:
        Proceeds from issuance of common stock and warrants,
        net of issuance costs                                                                7,989          13,054
        Proceeds from exercise of warrants                                                     375               -
        Proceeds from exercise of common stock options                                          73             354
        Proceeds from (repayment of) equipment financing                                      (140)            989
        Repayment of notes payable                                                             (78)            (87)
                                                                                       ------------     -----------
                          Net cash provided by financing activities                          8,219          14,310
                                                                                       ------------     -----------

Net increase (decrease) in cash and cash equivalents                                        (1,087)            267
Cash and cash equivalents, beginning of period                                               3,668           8,164
                                                                                       ------------     -----------
Cash and cash equivalents, end of period                                               $     2,581      $    8,431
                                                                                       ============     ===========

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                         $        96      $       19
                                                                                       ============     ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                        FUSION MEDICAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1. Basis of presentation

     The accompanying condensed consolidated financial statements of Fusion Medical Technologies, Inc. (the "Company", "Fusion", "Our" or "We") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2001, and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the consolidated operating results and cash flows for those periods. Although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements as contained in the Company's Annual Report on Form 10-K405 for the year ended December 31, 2000 filed with the United States Securities & Exchange Commission on April 13, 2001.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2. Net loss per share

     Basic and diluted loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of diluted net loss per common share as their effect is anti-dilutive. Stock options to purchase 3,018,453 and 2,469,689 shares of common stock at prices ranging from $0.16 to $17.63 per share were outstanding at September 30, 2001 and 2000, respectively. Warrants to purchase 585,093 and 12,785 shares of common stock at prices ranging from $3.66 to $4.00 per share were outstanding at September 30, 2001 and 2000, respectively.

3. Inventory

     Inventory is recorded at the lower of cost or market using the FIFO method. Inventories consist of the following (in thousands):

                                     September 30          December 31
                                          2001                2000
                                     ------------        -------------
Finished goods                       $        825        $         340
Work in process                               115                  343
Raw materials                                 527                  335
                                     ------------        -------------
                                     $      1,467        $       1,018
                                     ============        =============

                        FUSION MEDICAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

4. Legal Proceedings

     On September 13, 2001, we received notice from Sulzer Spine-Tech Inc. that they had filed a Demand for Arbitration with the American Arbitration Association for unspecified damages resulting from our alleged breach of contract and invalid termination of the International Distributor Agreement originally executed between us and Sulzer Spine-Tech on July 1, 1999. Pursuant to the International Distributor Agreement, the decision of the arbitrator shall be final and non-appealable and shall be delivered within nine months following the filing of the initial Demand for Arbitration. We dispute all claims made by Sulzer Spine-Tech.

     On December 19, 2000, Cohesion Technologies, Inc. filed a patent infringement action against us in United States District Court, Northern District of California (San Jose) claiming we infringed on Cohesion Technologies' "Collagen-Polymer Matrices With Differential Biodegradability" patent (Patent #6,110,484), which claims a method for forming fibrin matrix at a tissue site. On September 5, 2001 Cohesion Technologies added patent #6,277,394 B1 to the existing patent infringement action. Cohesion Technologies is seeking unspecified damages and permanent injunctive relief. We believe the Cohesion Technologies claims are without merit.

5. Recent Accounting Pronouncements

     In October 2001, the Financial Accounting and Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supercedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sales, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This quarterly report includes statements relating to products in development, the fluctuations in our revenues and expenses as our business expands, our plans to reach profitability, our plans to achieve third party reimbursements for our products and our ability to fund current and planned operations. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in "Additional Factors that Might Affect Future Results," found on pages 12 to 21 in our quarterly report, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, a failure to reach profitability, fluctuations in our operating results, a failure to efficiently manufacture our product, termination of our distribution agreement with Sulzer Spine-Tech, failure to grow our sales and distribution capabilities, increased competition, dependence on single suppliers for raw materials, natural disasters, failure to develop new products, failure to improve operational efficiencies, failure to obtain regulatory approvals, failure to maintain and comply with regulatory rules, risks associated with foreign operations, failure to protect our intellectual property, infringement of third-party intellectual property rights, failure to obtain third-party reimbursement for our product, dependence on products derived from cows, reclassification of our product in Europe, product liability claims and the failure to attract and retain key and qualified employees.

OVERVIEW

     We are commercializing and developing proprietary collagen gel-based products for use in controlling bleeding in a variety of surgeries. Our lead product, FloSeal(R) Matrix Hemosatatic Sealant ("FloSeal"), was approved on December 8, 1999 by the United States Food and Drug Administration for marketing in the United States. FloSeal combines a gelatin derived from collagen with thrombin, a potent clotting agent, to control surgical bleeding. FloSeal is approved for surgical procedures, other than in ophthalmic and urologic, as an adjunct to hemostasis when control of bleeding by sutures and staples or topical hemostats, fibrin glues and other types of surgical sealants and adhesives are ineffective or impractical. In July 2001, the second generation FloSeal, a dry formulation, was approved by the United States Food and Drug Administration for marketing in the United States. The second generation product is considered to be as effective as the first product with the advantages of a longer shelf life and a projected lower cost of production.

     The year ended December 31, 2000 was our first full year of sales of FloSeal. We reported a total of approximately $4.9 million in revenue based on shipments of approximately 56,000 units of product. Sales to our former distribution partner, Sulzer Spine-Tech, represented approximately 60% of total revenue or $2.9 million. We have reported $7,950,000 and $3,131,000 in revenue for the first nine months of 2001 and 2000, respectively, primarily from sales into the cardiac, vascular, ear, nose and throat, head and neck, and spinal surgical specialties. Effective September 12, 2001 the distribution agreement with Sulzer Spine-Tech was terminated and we began selling to spinal surgery customers through our direct sales force. As of September 30, 2001, we had an accumulated deficit of $62.8 million.

     We anticipate sales increasing as FloSeal is used more often by doctors currently using FloSeal, as additional doctors in hospitals where FloSeal is currently being used begin using FloSeal, and as we add new hospitals as customers. We anticipate incurring increased expenses relating to FloSeal sales, marketing, manufacturing, and general and administrative, while research and development expenses should remain relatively flat We have not achieved, nor do we expect to achieve, profitability before 2002.

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

approximately $6.4 million for the purchase of equipment for production and research & development, office furnishings and equipment and leasehold improvements.

     We are also developing additional bleeding control products based upon the core technology underlying FloSeal. These products include the FloSeal Femoral Arteriotomy Sealing Technology (FAST(TM)) device for use following vascular interventional procedures. We completed feasibility clinical trials for the FloSeal FAST device in August 2001. Another early stage product is the FloSeal sponge, a dry, sponge-like formulation of FloSeal requiring no mixing, for potential use in trauma surgery and battlefield first-aid applications. Our future products currently in development require approvals by United States Food and Drug Administration and other regulators, which cannot be guaranteed.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2001 and 2000
-------------------------------------------------------

NET SALES

     We recorded sales of $2,752,000 and $1,297,000 for the three months ended September 30, 2001 and 2000 respectively. We recorded sales of $7,950,000 and $3,131,000 for the nine months ended September 30, 2001 and 2000 respectively. We commenced selling FloSeal in December 1999 in the United States. Sales increased in 2001 principally due to increased usage of FloSeal by doctors and hospitals. Approximately 26% of total sales in the third quarter of 2001 and 43% of sales for the nine months ended September 30, 2001 were transacted with our former distribution partner, Sulzer Spine-Tech.

COST OF SALES AND START-UP MANUFACTURING COSTS

     We recorded cost of sales and start-up manufacturing costs of $2,449,000 and $1,288,000 for the three months ended September 30, 2001 and 2000, respectively. We recorded cost of sales and start up manufacturing costs of $6,762,000 and $3,649,000 for the nine months ended September 30, 2001 and 2000, respectively. Cost of sales increased due to increased shipments of products following regulatory approval in the United States. Cost of sales per product unit is expected to decrease as greater unit volume is produced. However, we anticipate cost of sales will increase in future periods in connection with the increase in sales of FloSeal.

GROSS PROFIT (LOSS)

     We recorded a gross profit for the three months ended September 30, 2001 of $303,000, 11% of net sales, compared to a gross profit of $9,000 in the same period in 2000. For the nine months ended September 30, 2001 we recorded a gross profit of $1,188,000, 15% of net sales, compared to a gross loss of $518,000 in the same period in 2000. The improvement in gross profit for both the three and nine month periods are a result of greater absorption of production overhead by an increasing number of production units. Gross profit per product unit is expected to continue to increase as we produce greater unit volumes, convert to the second generation product and sell primarily through our direct sales force.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased 14% to $1,479,000 in the three months ended September 30, 2001, compared to $1,726,000 in the three months ended September 30, 2000. For the nine months ended September 30, 2001, research and development expenses increased 8% to $4,577,000 compared to $4,238,000 for the nine months ended September 30, 2000. The decrease for the three months ended September 30, 2001 was due to a reduction in costs related to the design and development of the FloSeal Fast device. The increase for the nine months ended September 30, 2001 was due to the facility

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

overhead costs related to our new Fremont facility. While we do not anticipate significant increases in research and development spending in 2001, we believe investment in research and development is essential to our future success. We expect research and development expenses will remain near current levels through at least the end of 2001.

MARKETING AND SELLING

     Marketing and selling expenses increased 42% to $2,118,000 in the three months ended September 30, 2001, compared to $1,495,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, marketing and selling expenses increased 55% to $5,752,000, compared to $3,700,000 for the nine months ended September 30, 2000. The increases were primarily due to personnel costs of our sales department, currently 27 people, and to marketing spending to boost the sales of FloSeal into the spinal, cardiac, vascular, ear, nose and throat, and head and neck surgical specialties. These marketing expenses include costs of marketing personnel, participating in major national and regional medical conferences, and advertising in various surgical specialty journals. We anticipate sales and marketing expenditures will increase in future periods in connection with the continuing growth of FloSeal in existing markets and the commercial launch of FloSeal into additional surgical specialties.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased 24% to $774,000 in the three months ended September 30, 2001, compared to $622,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, general and administrative expenses increased 23% to $2,564,000, compared to $2,089,000 for the nine months ended September 30, 2000. The increases were primarily due to legal fees, personnel costs and facility overhead costs related to our new Fremont facility.

     We are currently involved in ongoing legal proceedings that could result in costly legal fees or judgments. In addition, as we grow in size, we will require additional resources to support our financial and administrative functions. Thus, we believe general and administrative expenses will increase in future periods.

INTEREST INCOME

     Interest income decreased 73% to $78,000 for the three months ended September 30, 2001 compared to $291,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, interest income decreased 58% to $267,000, compared to $632,000 for the nine months ended September 30, 2000. The decrease was attributable to a decrease in our cash, cash equivalents and available-for-sale securities balances as well as a general decline in domestic interest rates.

INTEREST EXPENSE

     Interest expense increased to $30,000 for the three months ended September 30, 2001 compared to $15,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 interest expense increased to $95,000, compared to $25,000 for the nine months ended September 30, 2000. The increase is due to an additional equipment loan received from Transamerica Business Credit Corporation during 2000.

NET LOSS

     As a net result of the items discussed above, net loss was $4,020,000 for the three months ended September 30, 2001 as compared to the net loss of $3,558,000 for the three months ended September 30,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2000. For the nine months ended September 30, 2001 the net loss was $11,533,000 as compared to the net loss of $9,938,000 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, our cash, cash equivalents and available-for-sale securities were $4,965,000 compared to $8,157,000 at December 31, 2000.

     For the nine months ended September 30, 2001 and 2000, our operating activities consumed cash of $10,449,000 and $9,687,000, respectively. The increase in cash consumed by operations was due primarily to the increase in the net loss.

     For the nine months ended September 30, 2001 and 2000, our investing activities generated cash of $1,143,000 and used cash of $4,356,000, respectively. The change from cash used to cash generated of $5,499,000 was primarily due to a reduction in the acquisition of property and equipment of $2,657,000 and a change of $1,753,000 in restricted cash.

     On April 9, 2001, we completed a private financing of 2,730,375 shares of common stock at a purchase price of $2.93 per share to Alloy Ventures, the State of Wisconsin Investment Board and the Asset Management Company. Net proceeds, after deducting legal fees and other costs associated with the offering, total approximately $7.9 million, which should be sufficient to meet our capital and operating requirements until positive cash flow from operations is achieved. As part of the transaction, each purchaser also received a warrant exercisable for up to an additional 25 percent of the total shares purchased. The exercise price of the warrants is 125 percent of the purchase price, or $3.66 per share. The warrant agreement expires on April 2, 2006.

     On July 20, 2001, The State of Wisconsin Investment Board exercised warrants for 102,389 shares of common stock at a price of $3.66 per share for net proceeds of $0.4 million.

     In April 2000, we accepted a commitment from Transamerica Business Credit Corporation to finance existing equipment and future equipment purchases of up to $3,000,000. Of the total commitment, $1,029,035 was drawn down and as of September 30, 2001, we had a balance of $803,000 outstanding. The loan is payable in monthly installments bearing interest at 14.7% per annum. A balloon payment of 10% of the original principal amount is due at the end of each loan term. No additional drawdowns are available under this agreement.

     In the course of our development, we have sustained operating losses and expect such losses to continue through at least 2002. Our future capital requirements will depend on numerous factors, including the rate of acceptance of FloSeal in the market as evidenced by increasing revenues, our ability to manufacture increasing quantities of product and achieve commercially acceptable gross profits, our ability to control expenses while developing our products, and the nature, timing and success of our other products under development. We have committed substantial capital resources to the development of commercial-scale manufacturing for FloSeal. In November 1999, we entered into a lease for a 72,500 square foot building in Fremont, California. We have spent approximately $6.4 million and have committed an additional $100,000 for manufacturing equipment, research and development equipment, office furnishings and equipment and leasehold improvements to improve the Fremont facility. The associated working capital requirements for ongoing manufacturing and commercial launch into additional surgical specialties and those of new products are also expected to be substantial. The timing and amount of capital requirements cannot be accurately predicted. Existing cash, cash equivalents and available-for-sale securities balances, and future product sales should provide adequate liquidity until positive cash flow from operations is achieved. In the event that we are unable to achieve positive cash flow from operations, we

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


will need to obtain additional debt or equity financing. It is possible that we will not be able to obtain sufficient debt or equity financing to maintain the liquidity necessary to sustain operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting and Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supercedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sales, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

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

WE HAVE A HISTORY OF LOSSES. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE, AND WE MAY NEVER ACHIEVE PROFITABILITY.


     We have not been profitable since our inception in 1992. For the year ended December 31, 2000, we generated revenues of $4.9 million and $8.0 million for the first nine months of 2001. We incurred net losses of $7.7 million in 1998, $8.3 million in 1999, $13.7 million in 2000 and $11.5 million in the first nine months of 2001. As of September 30, 2001, we had an accumulated deficit of $62.8 million. We do not expect our operating expenses to decrease as we continue to market our current commercial product, FloSeal, and to develop other products. The amount of future net losses and the time required to achieve profitability are highly uncertain. Therefore, we do not expect to achieve profitability before 2002, and we may never achieve profitability. If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


WE EXPECT QUARTERLY REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY IN FUTURE PERIODS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

      Our operating results have varied widely in the past, and we expect they will continue to vary significantly from quarter to quarter as we commercially produce FloSeal and our other products under development in the market. Our quarterly results may fluctuate for many reasons, including:

  .   our limited operating history,
  .   our dependence on FloSeal to provide future revenue,
  . our conversion to the use of our direct sales force from the use of our former distributor, Sulzer Spine-Tech to sell FloSeal into the spinal and cranial surgical specialties, and
  . our limited experience in manufacturing and marketing FloSeal in commercial quantities.


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

WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO MANUFACTURE FLOSEAL IN SUFFICIENTLY HIGH VOLUMES AT COMMERCIALLY REASONABLE COSTS.

      We have been manufacturing FloSeal for commercial sale only since December 1999 and have limited experience manufacturing our other products in the quantities necessary to achieve significant commercial sales. We cannot be certain we will be capable of reliable, high-volume manufacturing at commercially reasonable costs. We could encounter problems relating to:

  .   capacity constraints,
  .   production yields,
  .   quality control,
  .   shortage of qualified personnel, and raw materials supply.


      These problems could affect our ability to adequately increase and maintain uninterrupted production of our products and fill customer orders on a timely basis, in which case we may not be able to increase revenues or increase gross profits from sales. Furthermore, the adverse consequences of these problems could have a disproportionately large effect on us because the manufacturing of FloSeal is centralized in our Fremont, California facility.

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

WE HAVE DERIVED A SUBSTANTIAL PORTION OF OUR REVENUE FROM SULZER SPINE-TECH, AND TERMINATION OF THE DISTRIBUTION AGREEMENT MAY CAUSE OUR REVENUES TO DECLINE.

     During the year ended December 31, 2000, sales to Sulzer Spine-Tech of Proceed accounted for 60% of our product revenues and 43% for the nine months ended September 30, 2001. In July 1999, we entered into a world wide distribution agreement granting Sulzer Spine-Tech rights to sell the product configuration of FloSeal known as Proceed in most world wide spinal and cranial surgical specialty markets excluding Japan and a few other small markets where we already had distributor relationships in place. The agreement, which extended through June 30, 2002, was terminated on September 12, 2001, and sales to spinal surgery customers are now being conducted by our direct sales force. Our future success will depend upon our ability to convert existing spinal surgery customers to purchase directly from Fusion and to establish relationships with new customers in the spinal and cranial surgical specialties. This change could result in a decline in revenue and may impede our ability to develop a revenue base that is sufficient to achieve profitability levels.

OUR ABILITY TO ACHIEVE SIGNIFICANT REVENUE WILL DEPEND ON OUR ABILITY TO GROW OUR DOMESTIC AND INTERNATIONAL SALES, MARKETING AND DISTRIBUTION CAPABILITIES.

     Our ability to achieve significant revenue will depend heavily on our success in growing our sales and marketing capabilities. Our sales strategy combines a direct sales force in collaboration with distribution arrangements. We have built our own sales force to initially address only the cardiac, vascular, ear, nose and throat, and head and neck surgical markets for FloSeal in the United States. With the termination of the Sulzer Spine-Tech distribution agreement, we are now also selling FloSeal into the spinal and cranial markets, relying primarily upon our direct sales force for all domestic and international customers previously served by Sulzer Spine-Tech. Our future success will depend on our ability to absorb these additional customers and to sell and market effectively into the spinal and cranial markets. We cannot be certain we can continue to grow and manage an effective direct sales force for FloSeal. To the extent we rely on our direct sales force, we compete with other companies that have greater experience and better-funded marketing and sales operations.

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

     We are now selling FloSeal through a small direct sales force in Germany after terminating our agreement with the regional distributor. We cannot be certain that our sales in Germany will be more favorable to us than sales through a regional distributor or that sales in Germany will ever be sufficient to attain a profitable operation in that country.

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

WE PURCHASE KEY RAW MATERIALS FROM SINGLE SUPPLIERS, WITH WHOM WE DO NOT HAVE LONG TERM SUPPLY ARRANGEMENTS.

     We currently purchase essential elements of FloSeal and sterilization services from single suppliers. We purchase bovine hides from Spear Products and thrombin from King Pharmaceuticals, Inc. We do not have long-term supply arrangements with these suppliers. In the event that raw materials from any of our current single-source suppliers become unavailable for any reason, we will be required to identify alternative suppliers. Identifying and utilizing additional or replacement suppliers for any of the components in FloSeal may not be accomplished quickly and could involve significant additional costs. In addition, the United States Food and Drug Administration approval of any new supplier of a critical component would be required if that component was no longer available from the specified supplier. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

qualification of a new supplier could delay our development and marketing efforts. Our failure to obtain any of the components used to manufacture FloSeal from alternative suppliers or any delay in qualifying a new supplier could limit our ability to manufacture FloSeal and would harm our business.

WE MANUFACTURE FLOSEAL IN ONE MANUFACTURING FACILITY, LOCATED IN THE SAN FRANCISCO BAY AREA IN CALIFORNIA. A NATURAL DISASTER OR POWER SHORTAGE IS POSSIBLE AND COULD RESULT IN PROLONGED INTERRUPTION OF OUR BUSINESS.

     We currently manufacture FloSeal in our Fremont, California facility, which is part of the seismically active San Francisco Bay Area. With our manufacturing centralized in this area, a natural disaster, such as an earthquake, fire or flood, could substantially disrupt our manufacturing operations or destroy our facility. Further, California is currently experiencing power outages due to a shortage in the supply of power within the state. If the power outages increase in severity, the outages could disrupt our manufacturing operations. This could cause delays and cause us to incur additional expenses and damage our reputation with our customers and our distributors. In addition, the real estate market in the San Francisco Bay Area is both competitive and costly, an alternative facility in the same area may not be available on commercially reasonable terms if we suffer a catastrophic loss from a natural disaster.

IF WE ARE UNABLE TO EFFECTIVELY DEVELOP AND COMMERCIALIZE NEW PRODUCTS, OUR REVENUES MAY DECLINE.

     To be successful, we will need, in part, to develop, market and sell products other than FloSeal. Our other products under development include our FloSeal FAST device and the FloSeal sponge. We cannot assure you that we will be able to successfully develop these products or, if developed, that we will generate revenues or profits from these products. Successful marketing and sale of our products under development depends, in significant part, on our ability to:

     . complete product development in a timely fashion,

     . obtain and maintain patents or other proprietary protections,

     . obtain required regulatory approvals from the United States Food and Drug
       Administration and other regulatory authorities,.

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

enforce their regulatory requirements through periodic inspections. We can provide no assurance that we will be able to maintain compliance on an on-going basis. If we, or any third- party manufacturer of our products or active ingredients do not conform to the Quality System Regulation or the requirements of the European regulatory authorities, we will be required to find alternative manufacturers that do conform to the Quality System Regulation. This may be a long and costly process. The United States Food and Drug Administration must approve alternative third- party manufacturers before they can commercially manufacture our products or some critical components, such as thrombin. We may incur significant costs to comply with laws and regulations and our failure to comply could lead to penalties that could impair our operating results or financial condition.

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

     . product trace-ability.


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

     On December 19, 2000, Cohesion Technologies, Inc. filed a patent infringement action against us in United States District Court, Northern District of California (San Jose) claiming we infringed on Cohesion Technologies' "Collagen-Polymer Matrices With Differential Biodegradability" patent (Patent #6,110,484), which claims a method for forming fibrin matrix at a tissue site. On September 5, 2001 Cohesion Technologies added patent #6,277,394 B1 to the existing patent infringement action. Cohesion Technologies is seeking unspecified damages and permanent injunctive relief.

     We believe the Cohesion Technologies' claims are without merit. Nevertheless, Cohesion Technologies' infringement claim may result in costly and protracted litigation, may divert the efforts of our management personnel, may cause product shipment delays, may require us to enter into a costly royalty or licensing agreements, may require us to pay damages, may harm our reputation or may prevent us from manufacturing, marketing or selling FloSeal or any of our other products under development. Moreover, if we are found to have violated Cohesion Technologies' intellectual patent rights, we may be subject to damages and other remedies.

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

     Our United States customers generally rely on third-party insurers, such as federal Medicare, state Medicaid and private health insurance plans, to reimburse some or all of the cost of a procedure in which FloSeal would be used. We are selling FloSeal based on a prospective payment system. In a prospective payment system, the cost of FloSeal is incorporated in the overall cost of the surgical procedures that use FloSeal instead of providing for a separate reimbursement for our products. However, we cannot assure you that third-party insurers will continue to reimburse our customers for the cost of FloSeal. Our financial success depends, in part, on our customers obtaining satisfactory reimbursement for surgical procedures that use FloSeal. Failure by our customers to obtain sufficient reimbursement for these procedures or adverse changes in governmental and private insurance policies toward reimbursement for these procedures could result in reduction or elimination of purchases of FloSeal, which would reduce our revenues. Because

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         During the past year, various news sources have reported an outbreak of foot and mouth disease in Europe. Should foot and mouth disease reach herds in the United States and the destruction of those infected herds impacts the availability of our raw materials, the prices for our raw materials could increase. Significant price increases in our raw materials may harm our business.

THE CLASSIFICATION OF FLOSEAL AS A MEDICAL DEVICE MAY BE CHANGED TO THAT OF A MEDICINAL PRODUCT IN EUROPE, JEOPARDIZING THE ABILITY TO MARKET AND SELL FLOSEAL IN EUROPE.

         Our regulatory clearance and approval for the sale of FloSeal in the United States and the European Union could be rescinded. For example, the European Commission is reviewing the classification of all hemostatic products containing thrombin to determine if they should be classified as medicinal products (drugs) in Europe. Although no decision has been made at this time to re-classify FloSeal as a medicinal product, we may be required to stop selling FloSeal in Europe if this occurs. Alternatively, Fusion may need to demonstrate compliance with the medicinal products directive in Europe in order to keep FloSeal on the market. Under this scenario, we may be required to incur additional expenditures related to approval of the product. We cannot be certain that we will be able to achieve compliance with the requirements of a new regulatory classification, if at all.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, bank borrowings and equipment financing. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2000. The average interest rate for our available-for-sale securities, for the quarter ended September 30, 2001 was 4.97 % compared to 6.63% reported in the Form 10-K for the year ended December 31, 2000. The average interest rate for our cash and cash equivalents for the quarter ended September 30, 2001 was 2.57% compared to 2.09% reported in the Form 10-K for the year ended December 31, 2000. No other material changes have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2000.

         Fusion Medical Technologies Inc. and FloSeal are registered trademarks of Fusion Medical Technologies, Inc. Proceed Matrix and FAST are trademarks of Fusion Medical Technologies, Inc.

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On September 13, 2001, we received notice from Sulzer Spine-Tech Inc. that they had filed a Demand for Arbitration with the American Arbitration Association in California for unspecified damages resulting from our alleged breach of contract and invalid termination of the International Distributor Agreement originally executed between us and Sulzer Spine-Tech on July 1, 1999. Pursuant to the International Distributor Agreement, the decision of the arbitrator shall be final and non-appealable and shall be delivered within nine months following the filing of the initial Demand for Arbitration. We dispute all claims made by Sulzer Spine-Tech. On December 19, 2000, Cohesion Technologies, Inc. filed a patent infringement action against us in United States District Court, Northern District of California (San Jose) claiming we infringed on Cohesion Technologies' "Collagen-Polymer Matrices With Differential Biodegradability" patent (Patent #6,110,484), which claims a method for forming fibrin matrix at a tissue site. On September 5, 2001Cohesion Technologies added patent #6,277,394 B1 to the existing patent infringement action. Cohesion Technologies is seeking unspecified damages and permanent injunctive relief. We believe the Cohesion Technologies' claim is without merit.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. None.

         (b) Reports on Form 8-K. The Company filed a Report on Form 8-K dated October 2, 2001, regarding a notice from Sulzer Spine-Tech Inc. that they filed a demand for Arbitration for unspecified damages resulting from the alleged breach of contract and invalid termination of the International Distributor Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto.

                        FUSION MEDICAL TECHNOLOGIES, INC.

Date:  November 8, 2001      By:    /s/  LARRY J. STRAUSS
                             ---------------------------------------------------
                                      Larry J. Strauss

                             Vice President, Finance and Chief Financial Officer (Chief Accounting Officer and Duly Authorized Officer of the Registrant)