Form 10-K
period 2001-12-31
FUSION MEDICAL TECHNOLOGIES INC
filed 2002-03-07
CIK 1013466

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Registrant’s telephone number, including area code: (510) 818-4600

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $.001 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on February 26, 2002 as reported on the Nasdaq National Market, was approximately $91.1 million, excluding shares of Common Stock held by each executive officer, director and affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2002, the Registrant had 14,225,074 shares of Common Stock outstanding.

FUSION MEDICAL TECHNOLOGIES, INC.

Forward-Looking Statements

This annual report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This annual report includes statements relating to products in development, the fluctuations in our revenues and expenses as our business expands, our plans to reach profitability, our plans to achieve third party reimbursements for our products and our ability to fund current and planned operations. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in “Additional Factors that Might Affect Future Results,” found on pages 15 to 24 in our annual report, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, a failure to complete our acquisition by Baxter, a failure to reach profitability, fluctuations in our operating results, a failure to efficiently manufacture our product, failure to grow our sales and distribution capabilities, increased competition, dependence on single suppliers for raw materials, natural disasters, failure to develop new products, failure to improve operational efficiencies, failure to obtain regulatory approvals, failure to maintain and comply with regulatory rules, risks associated with foreign operations, failure to protect our intellectual property, infringement of third-party intellectual property rights, failure to obtain third-party reimbursement for our product, dependence on products derived from cows, reclassification of our product in Europe, product liability claims and the failure to attract and retain key and qualified employees.

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

Our current commercial product is FloSeal® Matrix Hemostatic Sealant (FloSeal). FloSeal combines a collagen-derived gelatin with thrombin, a potent clotting agent. We believe the innovative physical structure of FloSeal provides performance advantages over existing surgical hemostatic products. Our advantages include:

•	fast and effective bleeding control,

•	easy on-site preparation,

•	ease of use,

•	total absorption of FloSeal by the body within six to eight weeks, and

•	shortening of time to stop bleeding, potentially resulting in cost savings to hospitals and doctors.

In December 1999, the FDA approved our pre-market approval application allowing us to market and sell FloSeal in the United States. In April 1999, we received approval to market FloSeal in the European Union.

In July 2001, the second generation FloSeal, a dry formulation, was approved by the United States Food and Drug Administration for marketing in the United States. The second-generation product is considered to be as effective as the first product with the advantages of a longer shelf life and a lower cost of production.

For the year ended December 31, 2001, we sold $12.5 million of FloSeal worldwide. Based on our internal market research, we estimate the potential market for FloSeal to be approximately $650 million annually, representing approximately 4 million surgical procedures worldwide. We are focusing our current marketing efforts on cardiac, vascular, spinal, ear, nose and throat, head and neck, and neurosurgical procedures, in which we believe we will have the most effective early market penetration. These procedures represent an approximate $370 million market or 57% of FloSeal’s potential market. Because the advantages of FloSeal can be most easily demonstrated in these markets, we believe they are the most likely candidates for early acceptance of FloSeal by the medical community. Our strategy is to launch FloSeal into additional surgical specialties over time until we are selling into the entire applicable worldwide market. The next surgical specialties we plan to launch into are urology and non-spinal orthopedics. We believe regulatory approval should not be a barrier to our growth in the United States or the European Union. The chart below illustrates the growth in potential market size as additional surgical specialties are added to our sales and marketing operations. The market size estimates are based on our internal market research.

Our applications and products under development include the FloSeal Femoral Arteriotomy Sealing Technology (FAST™) device, for use in catheter lab procedures, of which there are over 3.3 million performed each year, and the FloSeal sponge, a ready to use configuration of FloSeal for trauma and battlefield first aid situations.

On February 26, 2002, we agreed to accept an offer from Baxter International Inc. to acquire Fusion Medical Technologies Inc. in a stock transaction valued at $157 million. Baxter will pay $10 per share in Baxter common stock at the closing of the transaction for each outstanding Fusion share, pending approval by Fusion’s stockholders and regulatory authorities. In connection with the proposed acquisition, Baxter expects to file a Form S-4/proxy statement/prospectus with the United States Securities and Exchange Commission. A proxy statement/prospectus will be mailed to all Fusion stockholders, which will contain important information about the proposed acquisition, risks relating to the acquisition and other related matters. We urge all of our stockholders to read the proxy statement/prospectus when it becomes available.

Our Strategy

We are committed to becoming a leader in hemostatic products. Our initial strategy is to:

•	Penetrate our Initial Target Markets—We are focusing our current sales and marketing efforts on cardiac, vascular, spinal, ear, nose and throat, head and neck, and neurosurgical procedures. These represent approximately 57% of FloSeal’s approximately $650 million potential market. In these markets we believe our customers can most easily identify the benefits of using FloSeal. In addition, effective penetration of these markets will provide us with the ability to expand the market for FloSeal.

•
Cross Selling—In the near term, we will be focusing our sales and marketing efforts on cross selling within our customer base. Cross selling means we will focus efforts to sell FloSeal to spinal surgeons at hospitals who have used FloSeal for only ear nose and throat, cardiac or vascular surgery and to sell FloSeal to ear nose and throat, cardiac or vascular surgeons at hospitals who have used FloSeal for only spinal or cranial surgery. Because we now sell direct to spinal customers who previously purchased product from Sulzer Spine-Tech, we believe there exists a very favorable opportunity to expand the use of FloSeal within our current customer base.

•
Expand our Sales Efforts—FloSeal’s potential market includes specialties other than cardiac, vascular, spinal, ear, nose and throat, head and neck, and cranial procedures, such as urology, non-spinal orthopedics, general surgery, plastic surgery, transplant and gynecology. Our broad regulatory approval covers the sale of FloSeal to most of these additional specialties. Our existing customers have expressed interest regarding the application of FloSeal in these additional specialties.

•
Expand Our Product Lines—We are developing additional products from our core FloSeal technology. These include the FloSeal FAST device and the FloSeal sponge. We expect our products under development will expand applications of the FloSeal technology and increase our potential market.

Our Industry

The industry for hemostatic products is highly competitive and can be categorized into three general market segments.

Topical Hemostats

Topical hemostatic products are topically applied agents used to control bleeding during surgical procedures. These products include thrombin, pads and sponges. We believe existing topical hemostats have certain limitations, including:

•	Limited Effectiveness—Topical hemostats do not work well in cases of excessive bleeding. In these circumstances, it is often the pressure that surgeons apply that stops the bleeding.

•
Rebleeding After Application—Since topical hemostats are usually in sponge or pad form, a blood clot when formed, may become embedded in the topical hemostat. When the sponge or pad is removed, bleeding can recur.

The limitations are particularly evident in procedures with sutured blood vessels, such as in coronary artery bypass grafts, and in patients with compromised coagulation. We estimate annual sales of topical hemostats worldwide, including the sale of Gelfoam plus thrombin, exceeded $160 million in 2000.

Liquid Glues; Other Surgical Sealants and Adhesives

Liquid glues and other types of surgical sealants and adhesives, including fibrin glue, are currently sold as hemostatic products. They also have limitations, including:

•
Lengthy and Complex Preparation—Some fibrin glue products may require as much as 40 minutes to prepare. Others may require specialized equipment and medical procedures, like drawing a patient’s blood hours before surgery to extract blood components for use in the glue.

•
Difficult To Use—Most fibrin glues are liquids. Placing liquid on a wet or bloody surface causes the liquid glue to flow off the application site. Surgeons are required to dry the site or stop the bleeding prior to using the glue, which is often impractical.

We estimate the United States sales of fibrin glue in the United States were $50 million in 2000 and international sales were approximately $300 million. We believe over 60% of those sales were attributable to bleeding control.

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

Sutures and staples have a number of limitations in the area of bleeding control including:

•	No Inherent Sealing Capabilities—Sutures and staples do not have inherent sealing capabilities. They do not eliminate bleeding along suture lines, especially when connecting blood vessels.

•
Limited Effectiveness—The physical structure of sutures and staples often makes them ineffective in stopping bleeding associated with fragile tissue and organ wounds because these sites often lack the structural integrity required to hold sutures or staples in place.

•
Difficult To Use—Sutures and staples are limited by the space required to use them. The mechanics of applying them to a wound site is also complicated. This makes sutures and staples difficult or impossible to use in surgeries where access to the surgical site is limited, particularly in minimally invasive procedures.

Our Products

We believe the benefits of FloSeal and our other products under development are not matched by the other products currently marketed in the hemostatic products industry. The technology underlying FloSeal and our other products under development consists of a mixture of a proprietary collagen-derived gelatin and thrombin, a potent blood-clotting agent. When mixed, the thrombin coats the gelatin. They act together to stop bleeding. As FloSeal is placed at a site of bleeding, blood percolates through the spaces between the granules and is exposed to high concentrations of thrombin, thereby accelerating formation of a mechanically stable clot. The granular nature of the gelatin allows it to conform to irregular wound geometries. In addition, we have engineered the collagen granules to swell upon contact with the blood. By swelling, the granules further restrict blood flow. The granular nature of the gelatin also allows any FloSeal, which is not part of the blood clot to be rinsed away from the wound site with gentle irrigation.

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

FloSeal is designed to complement sutures and staples and to overcome limitations of other existing products used to control bleeding, including topical hemostats, fibrin glues and other types of surgical sealants and adhesives. Our United States clinical trial, conducted during 1998, demonstrated the effectiveness of FloSeal in stopping bleeding in cardiac, vascular and spinal surgeries. We believe FloSeal offers the following key performance advantages:

•
Stops Bleeding Rapidly and Effectively—FloSeal’s proprietary physical structure rapidly induces stable clot formation and seals the wound site, even in challenging surgical situations, including very wet tissue and heavily bleeding sites. Because of the rapid effectiveness of FloSeal, we believe our customers will achieve cost savings by shortening the time to hemostasis and therefore the time of surgical procedures.

•
Stops Various Types Of Bleeding—FloSeal stops all degrees of bleeding encountered, ranging from lighter “oozing” to heavier “flowing” and “spurting”. For example, our clinical trial demonstrated that FloSeal stopped bleeding within three minutes in 77% of heavily bleeding cardiac patients, compared to 0% for those treated with Gelfoam plus thrombin, which is the leading commercially available topical hemostat and was used as the control in our clinical trial. In addition, we believe FloSeal addresses bleeding associated with fragile tissues, diffuse organ bleeding and high pressure arterial bleeding, including bleeding in patients being treated with anti-coagulant drugs. Data from the clinical trials are included below under the subsection entitled “Clinical Data.”

•
Easy To Prepare—Based on our trials, FloSeal can be prepared within two minutes and can be used for up to two hours after preparation. No special equipment is required during preparation, and all materials are contained in one simple package. FloSeal is easy to apply using a standard disposable syringe and has a gel-like granular consistency, which rapidly conforms to the application site. The surgeon can either remove any excess FloSeal by gentle irrigation of the treated area or leave it to be absorbed by the body. Since only minimal training is necessary, we have seen both surgeons and nursing teams quickly learn how to use FloSeal.

•	Broad Applicability—FloSeal can be used in most surgical procedures when control of bleeding by conventional procedures is ineffective or impractical.

•
Biocompatible and Safe—FloSeal is biocompatible and fully absorbed by the body within about six to eight weeks, consistent with the body’ s normal healing process. Since FloSeal does not have to be removed after application, bleeding generally does not recur. In addition, the principal materials used in FloSeal, collagen and thrombin, are not derived from human blood and do not present risks typically associated with human blood products, such AIDS, hepatitis or other human viruses.

Proceed

In July 1999, we entered into a distribution agreement granting Sulzer Spine-Tech rights to sell the product configuration of FloSeal known as Proceed. The product was sold in most worldwide spinal and cranial surgical markets, excluding Japan and a few other small markets where we had. Proceed has the same benefits of FloSeal. Our agreement with Sulzer Spine-Tech terminated on September 13, 2001, and sales to spinal and cranial surgery customers are now conducted by our direct sales force. Virtually all customers who were buying Proceed from Sulzer Spine-Tech are now buying FloSeal directly from us. We continued to sell Proceed until our inventories were depleted in December 2001.

Our Other Applications and Products Under Development

We are currently developing additional hemostatic products based on the core technology of FloSeal.

FloSeal FAST

We have developed a FloSeal femoral arteriotomy sealing technology (FAST) device that could be used by interventionalists to close femoral artery punctures following catheterization procedures, such as balloon angioplasty or angiography. The device incorporates a proprietary catheter-based applicator to deliver FloSeal to the site of the arterial puncture. Currently available suturing devices and collagen plugs can be costly, difficult to use and may require extensive doctor training prior to use. We are designing the FAST device to be less costly, more effective and easier to use than competing products.

We have conducted preliminary pre-clinical studies examining the safety and effectiveness of the FAST device. We have conducted a pilot clinical trial for this device after receiving FDA approval of an investigational device exemption. We cannot begin the pivotal clinical trials nor can we begin marketing the device without FDA approval and other necessary regulatory approvals. We cannot assure you that such approvals will be granted.

Our current marketing strategy for the FloSeal FAST device is to partner with a company who has an ongoing presence in the hospital catheterization department. Discussions with potential partners are on-going. Initial customer shipments are at least three years away.

Industry sources estimate approximately 3.3 million arterial puncture closure procedures, including therapeutic and diagnostic procedures, were performed in the United States in 1999.

FloSeal Sponge

The FloSeal sponge as a ready-to-use application of the FloSeal technology. The FloSeal sponge may be used in trauma and battlefield emergency applications where loss of blood often leads to patient death prior to receiving necessary medical attention.

While the current FloSeal product requires the FloSeal gelatin granules to be mixed with the thrombin component prior to application, the FloSeal sponge will be packaged in a pre-mixed, dry formulation. A gelatin superstructure dissolves very quickly upon contact with a bleeding wound leaving active FloSeal at the bleeding site. In our laboratory tests, the FloSeal sponge has been shown to stop bleeding as effectively as FloSeal and presents the same benefits as FloSeal. The FloSeal sponge is in early stages of development. We believe the FDA will require a full Pre-Market Approval application to approve the device for sale. Initial customer shipments are at least three years away.

Statements regarding the anticipated manufacturing, marketing and sale of our new products under development are forward looking. We are not permitted to manufacture, market or sell these applications or products until we receive necessary regulatory approvals, which cannot be guaranteed.

Sales And Marketing

We are focusing our immediate sales and marketing efforts on cardiac, vascular, spinal, ear, nose and throat, head and neck, and cranial procedures, in which we believe we will have the most effective early market penetration. These procedures represent 57% of FloSeal’s potential market. They are the most likely candidates for early acceptance of FloSeal by the medical community because the advantages of FloSeal can be more easily demonstrated. We are also focusing our immediate efforts on cross selling FloSeal within our current customer base. During the time period when we sold FloSeal through our own direct sales force and sold Proceed through Sulzer Spine-Tech, two rather distinct customer bases were created. There were a small number of customers who bought both FloSeal from us and Proceed from our distributor partner. Now that we are selling entirely through our own direct sales force, there exist one group of customers who only purchased FloSeal for ear nose and throat, cardiac or vascular surgery and another group of customers who only purchased Proceed for spinal or cranial surgery. Thus, we can now sell FloSeal to the spinal and cranial surgeons at the group of hospitals when only ear nose and throat, cardiac or vascular surgeons have been using FloSeal. and, we can sell FloSeal to the ear nose and throat, cardiac and vascular surgeons at the group of hospitals when only the spinal and cranial surgeons have been using FloSeal.

We believe that the market for FloSeal will continue to grow as the product is used in an increasing number of surgical procedures, and over time more surgeons will use FloSeal in more surgical specialties in which FloSeal provides significant benefit. We believe regulatory approval should not be a barrier to our growth in the United States or the European Union.

We have built a direct sales force to market FloSeal to our customers in the United States. Initially we identified geographic areas in the United States with the highest incidence of cardiac and vascular procedures.

Beginning in the summer of 1999, we began hiring sales professionals in these markets. As of December 31, 2001, our direct sales force is comprised of approximately 40 sales professionals servicing areas in the US. About one half of our direct sales force is comprised of manufacture representatives who sell FloSeal but do not stock inventory.

In addition, we have regional distributors in Switzerland, the Netherlands, Sweden, Austria, Italy, Spain, the United Kingdom, Belgium, Denmark and Finland that market FloSeal in the European Union and the other countries in Europe that recognize and give effect to the European Union’s certification of FloSeal. In Germany, we sell FloSeal through three direct sales people. Sales outside the United States were approximately 9% of total sales in 2001. We believe sales of FloSeal outside the United States will continue to grow but will remain at less than 10% of total sales for the next few years.

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

We believe the principal factors in selling FloSeal and our other products under development are the quality and reliability of the product, applicability and ease of use of the product, safety of the product, cost of the product, reputation of the product’s manufacturer and marketing and distribution network of the product’s manufacturer. We believe we compete favorably with these factors. Our competitors, however, have certain competitive advantages over us, such as:

•	greater name recognition,

•	broader product lines,

•	greater marketing and sales personnel resources,

•	stronger distribution networks,

•	greater capital resources,

•	larger regulatory compliance staffs, and

•	larger technological, research and development and clinical staffs and facilities.

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

Clinical Data

Clinical Trials

In March 1998, we began enrolling human subjects in a pivotal clinical trial using FloSeal. The design and goal of the clinical trial was to address the safety and efficacy of the product in humans. A total of 309 patients were treated with FloSeal or Gelfoam plus thrombin during a nine-month period. The following chart provides a summary of clinical trial results:

Summary Clinical Trial Results

	Bleeding stops in 10 minutes		Bleeding stops in 3 minutes
	FloSeal	Control*	FloSeal	Control*
All patients	96%	77%	83%	47%
All vascular	93%	76%	79%	39%
All spinal	98%	90%	97%	71%
All cardiac patients	94%	60%	69%	22%
Cardiac: “oozing”	94%	66%	66%	29%
Cardiac: “flowing or spurting”	92%	40%	77%	0%

*	Control was Gelfoam plus thrombin

Clinical Development

In November 1998, we completed enrollment in a ten-center randomized clinical trial of FloSeal involving 309 patients who underwent cardiac, vascular or spinal surgery. One hundred fifty-six patients were treated with FloSeal while 153 patients were treated with Gelfoam plus thrombin. At the time the study began, Gelfoam plus thrombin was seen as the treatment standard. The degree of intraoperative bleeding treated during the trial ranged from lighter “oozing” to heavier “flowing” and “spurting,” with nearly one-third of the patients experiencing bleeding in the heavier, more difficult to control ranges.

In the combined surgical procedures, the trial demonstrated that FloSeal stopped bleeding within 10 minutes after application at least as frequently as the Gelfoam plus thrombin control. FloSeal stopped bleeding within 10 minutes in 96% of the 156 patients treated with FloSeal, whereas Gelfoam plus thrombin stopped bleeding within ten minutes in 77% of the 153 patients in the control group. In addition, the trial demonstrated that FloSeal stopped bleeding at least two times faster than Gelfoam plus thrombin. These results were consistent across all tested surgical specialties and bleeding classes, from simple oozing to active arterial spurting.

Ninety-three patients underwent cardiac surgery, which is the most difficult group to treat due to the high levels of anti-coagulant drugs. FloSeal stopped bleeding within ten minutes in 94% of the 48 patients treated, whereas Gelfoam plus thrombin stopped bleeding within ten minutes in 60% of the 45 patients in the control group. In cases of heavy cardiac bleeding, FloSeal stopped bleeding within three minutes in 77% of patients, as compared to none for those treated with Gelfoam plus thrombin.

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

Manufacturing And Facilities

We operate entirely from a 72,500 square foot facility in Fremont, California. We believe the capacity of the Fremont facility will be sufficient through December 2006. In connection with the Fremont facility, we have spent approximately $6.4 million for the purchase of production equipment, leasehold improvements and office furnishings and equipment.

The manufacturing of FloSeal consists of the following stages:

•	acquiring essential components of FloSeal, such as bovine hides, thrombin and product components from largely single source suppliers,

•	processing raw materials internally to the appropriate form and composition,

•	arranging sterilization by third parties, and

•	packaging FloSeal for shipment.

Our manufacturing facilities are subject to the FDA’s Quality System Regulation, international quality standards and other regulatory requirements. We also have a manufacturing license from the California Department of Health Services.

Patents And Proprietary Rights

Patents and other proprietary rights are important to our business. Our policy is to file patent applications and protect technology, inventions and improvements to inventions that are commercially important to the development of our business. With respect to products, to the extent possible, we seek or plan to seek patent protection on:

•	the product itself,

•	methods of using the product,

•	methods of manufacturing the product, and

•	methods of administering the product.

We also rely on trade secrets, know-how, continuing technology innovations and licensing opportunities to develop and maintain our competitive position.

As of February 1, 2002, we have six issued United States patents, two of which are referenced below, and six pending United States patent applications relating to FloSeal and FloSeal derived products. We also have eight issued United States patents relating to other technologies invented by our research department. We also have filed corresponding patent applications with the European Patent and Trademark Commission and may file additional patent applications outside the United States at a later date. In addition, we have licensed technology from third parties that we believe strengthens our patent portfolio.

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

The medical device industry is characterized by extensive litigation regarding patents and other intellectual property rights. Many medical device companies have employed intellectual property litigation as a way of gaining a competitive advantage. There is no assurance that we will not be involved in litigation regarding our patent rights, nor is there any assurance that we will be free from third parties making claims of infringement on patents against us. In December 2000, we were subjected to litigation regarding patent rights involving a lawsuit brought by Cohesion Technologies, Inc. See “Item 3. Legal Proceedings.” An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using the disputed technology. Although patent and intellectual property disputes in the medical device area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on satisfactory terms, if at all.

Government Regulation

United States

FloSeal, our proposed applications and products and our research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities:

•	product development,

•	product manufacturing

•	product testing,

•	product labeling,

•	product storage,

•	pre-market clearance or approval,

•	advertising and promotion,

•	product traceability, and

•	product indications.

In the United States, medical devices are classified on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls. These controls include registration and listing, labeling, premarket notification and adherence to the FDA Quality System Regulation. Class II devices are subject to general and special controls. Special controls include performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices are those, which must receive, premarket approval by the FDA to ensure their safety and effectiveness. FloSeal is categorized as a Class III device.

Pre-market notification clearance must be obtained for many Class I, most Class II devices and Class III devices when the FDA has not called for premarket approval. A pre-market approval application is required for most Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device. The pre-market approval application typically includes:

•	results of bench and laboratory tests, animal studies, and clinical studies,

•	a complete description of the device and its components,

•	a detailed description of the methods, facilities and controls used to manufacture the device, and

•	proposed labeling.

The approval process can be expensive, uncertain and lengthy. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

FDA Review Process

When the FDA receives a premarket approval application, it determines whether the application is complete. If the application is complete, the application is filed and the FDA begins an in-depth review. Currently, FDA review time is approximately 12 months, but timing is uncertain and the process may take significantly longer. The review time is often extended by the FDA asking for more information or clarification of information already provided in the submission. An advisory committee may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA gives substantial weight to the recommendation but is not bound by it. Before granting approval, the FDA will generally conduct an inspection of the manufacturer’s facilities to ensure compliance with applicable Quality System Regulation requirements.

The FDA may issue either an approval letter or an approvable letter. An approvable letter will contain a number of conditions that must be met in order to secure final approval. When and if those conditions are met, an approval letter will be issued. The FDA can also deny approval or issue a “not approvable” letter that will detail the deficiencies.

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

If clinical trials involve a “significant risk,” the sponsor of the trail must file an Investigational Device Exemption application prior to commencing the study. The FDA must approve the clinical trial before the study may commence. If the device presents a “non-significant risk” to the patient, the clinical trial may commence without an Investigational Device Exemption. Institutional Review Board approval must be obtained for all investigational studies. Submission of an Investigational Device Exemption application does not give assurance that the FDA will approve the application. If the application is approved, there can be no assurance that FDA will determine that data derived from the studies will support the safety and efficacy of the device. A supplement must be approved by the FDA before a sponsor or investigator may make a significant change to the investigational plan.

The FDA determined FloSeal would be regulated as a Class III medical device. The FDA issued a pre-market approval for FloSeal on December 8, 1999. Additional Investigational Device Exemptions, pre-market approvals or pre-market approval supplements may be required for other applications of FloSeal, including, the FloSeal femoral arteriotomy sealing technology (FAST) device and the FloSeal sponge. There can be no assurance a pre-market approval supplement application will be accepted for our additional products. In the event we are unable to file a pre-market approval supplement for our additional products, we will be required to file pre-market approval applications.

Manufacturing

Manufacture and distribution of FloSeal will be subject to continuing regulation by the FDA. We will also be subject to routine inspections by the FDA to determine compliance with the following:

•	Quality System Regulations,

•	medical device reporting regulations, and

•	FDA restrictions on promoting products for unapproved or off-label uses.

In addition to regulations enforced by the FDA, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act and other federal, state and local regulations.

International

To market products in the European Union and countries other than the United States, we must obtain regulatory approval similar to that required by the FDA. FloSeal is classified as a Class III device under the European Medical Devices Directive. Therefore, we were required to obtain a “CE Mark” certification from a “Notified Body” in one of the member countries in the European Union. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the applicable European Medical Devices Directive.

Approval by a Notified Body typically includes a detailed review of the following:

•	description of the device and its components,

•	safety and performance of the device,

•	clinical evaluations with respect to the device,

•	methods, facilities and quality controls used to manufacture the device, and

•	proposed labeling for the devise.

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

Litigation

See Item 3.    Legal Proceedings.

Product Liability Insurance

The manufacture and sale of medical products entail significant risk of product liability claims. We purchased product liability insurance prior to beginning our clinical trials. We currently maintain product liability insurance with combined coverage limits of $3.0 million on claims made basis. We cannot assure you that this coverage will be adequate to protect us from any liabilities we might incur in connection with the sale or testing of our products. In addition, we may require increased product liability coverage as products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all.

Employees

As of February 11, 2002, we had 98 regular full time employees, 28 who were engaged in sales, 6 in marketing, 35 in operations, 12 in research and development, 6 in regulatory affairs and quality assurance, and 11 in finance and administration. We also had 1 temporary employee. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

Additional Factors That Might Affect Future Results

The following factors represent some of our challenges, which create risk and uncertainty. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. This form 10-K also contains forward-looking statements that involve risks and uncertainties.

Our Business And Stock Price May Be Adversely Affected If The Acquisition With Baxter Is Not Completed.

On, February 26, 2002, we entered an agreement to be acquired by Baxter. If the acquisition is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including, but not limited to, the following:

•	we would not realize the expected improvement in financial strength and competitive position that an acquisition by Baxter would bring;

•	our management will be required to devote a considerable amount of time to acquisition related matters and consequently will have less time to be involved in day to day operational matters;

•	the acquisition may lead to a disruption of our relationships with our employees, customers or suppliers;

•	the market price of our common stock may decline to the extent that the current market price reflects a premium for completion of the acquisition;

•	since Baxter is one of our significant competitors, Baxter may receive confidential or competitively harmful information during the acquisition that would severely impact our competitive position;

•	we may be required to pay Baxter a $5 million termination fee under certain conditions if the acquisition is not completed;

•	we would be required to pay our acquisition-related costs, including legal, accounting and other acquisition-related fees; and

•	our business operations may decline due to the time and resources devoted to the acquisition.

Any of the above items could have a material adverse effect on our business, financial position and results of operations.

The Acquisition Could Have An Adverse Effect On Our Revenues If Our Customers Or Suppliers Delay, Defer, Or Cancel Sales Or Orders Pending The Completion Of The Acquisition.

While we are attempting to mitigate any acquisition related concerns among our existing and future customers and suppliers, some customers and suppliers could be reluctant to enter into any future agreements with us if they are uncertain about the future direction of our product offerings and Baxter’s willingness to support our product offering. In addition, if the announcement of the acquisition creates uncertainty among significant customers or suppliers, it could cause delay or cancellation of future sales and delays in the shipment of critical raw materials for production. This could have an adverse effect on our results of operations and quarterly revenues could be substantially below market expectations, causing a reduction in our stock price.

We Have A History Of Losses. We Expect Losses To Continue In The Future, And We May Never Achieve Profitability.

We have not been profitable since our inception in 1992. For the year ended December 31, 2001, we generated $12.5 million of revenues. We incurred net losses of $7.7 million in 1998, $8.3 million in 1999, $13.7 million in 2000 and $13.7 million in 2001. As of December 31, 2001, we had an accumulated deficit of $64.9 million. We do not expect our operating expenses to decrease as we continue to market our current commercial product, FloSeal, and to develop other products. The amount of future net losses and the time required to achieve profitability are uncertain. Therefore, we do not expect to achieve profitability before the fourth quarter of 2002, and we may never achieve profitability. If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

We May Not Be Able To Raise Sufficient Funds To Sustain The Operations Through A Lengthy Period Of Unprofitability.

If we experience a lengthy period of unprofitability, we cannot be assured that our existing line of credit will provide sufficient funding or that we will be able to raise adequate funds through traditional sources such as the capital markets, banks or other lending institutions. In addition, we cannot be certain that funding from any source will be available to us on commercially reasonable terms, if at all. The amount and the timing of raising additional funds will depend on our ability to generate revenues from the sale of FloSeal and upon the closing of our acquisition by Baxter. If we are unable to raise additional financing on commercially reasonable terms, it could have a materially adverse affect on our results of operations and financial position.

We Expect Quarterly Revenue And Operating Results To Vary Significantly In Future Periods, Which Could Cause Our Stock Price To Fluctuate.

Our operating results have varied widely in the past, and we expect they will continue to vary significantly from quarter to quarter as we commercially produce FloSeal and our other products under development in the market. Our quarterly results may fluctuate for many reasons, including:

•	our limited operating history,

•	our dependence on FloSeal to provide future revenue,

•	our reliance on our direct sales force to generate revenue in all approved surgical specialties, and

•	our limited experience in manufacturing and marketing FloSeal in commercial quantities.

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

We Cannot Be Certain That We Will Be Able To Manufacture Floseal In Sufficiently High Volumes At Commercially Reasonable Costs.

We have been manufacturing FloSeal for commercial sale since December 1999 and have limited experience manufacturing our other products in the quantities necessary to achieve significant commercial sales. We cannot be certain we will be capable of reliable, high-volume manufacturing at commercially reasonable costs. We could encounter problems relating to:

•	capacity constraints,

•	production yields,

•	quality control,

•	shortages of qualified personnel, and raw materials supply.

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

We May Not Be Able To Increase Revenues From The Sale Of Floseal To Achieve Profitability By The End Of 2002, If Ever.

We depend on the success of FloSeal, our lead product and currently only commercial source of revenue. Our success, if any, will depend on the medical community’s continued acceptance of FloSeal and our ability to increase revenues from the sale of FloSeal through our current sales, marketing and distribution capability. We cannot guarantee sufficient growth in revenues to allow us to achieve profitability in 2002, if at all. A surgeon’s use of FloSeal requires a change from more familiar products that are currently available. We cannot assure you that surgeons will continue to change from using current products to FloSeal. FloSeal will have to be priced competitively and offer clinically significant advantages over other commercially available products in order to achieve additional market acceptance. Even if the market generally accepts FloSeal, surgeons may choose to use it in fewer procedures than we project. If FloSeal does not achieve significant sales growth or we are unsuccessful in increasing commercial manufacturing, we may not be able to significantly increase our revenues.

We Have Derived A Substantial Portion Of Our Revenue From Sulzer Spine-Tech, And Termination Of The Distribution Agreement May Cause Our Revenues To Decline.

During the year ended December 31, 2001, sales to Sulzer Spine-Tech of Proceed accounted for 28% of our product revenues and 60% for the year ended December 31, 2000. In July 1999, we entered into a world wide distribution agreement granting Sulzer Spine-Tech rights to sell the product configuration of FloSeal known as Proceed in most world wide spinal and cranial surgical specialty markets excluding Japan and a few other small markets where we already had distributor relationships in place. The agreement, which extended through June 30, 2002, was terminated on September 12, 2001, and our direct sales force is now conducting sales to spinal surgery customers. Our future success will depend upon our ability to continue to convert existing spinal surgery customers to purchase directly from Fusion and to establish relationships with new customers in the spinal and cranial surgical specialties. This change could result in a decline in revenue and may impede our ability to develop a revenue base that is sufficient to achieve profitability levels.

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

We are currently selling FloSeal through a small direct sales force in Germany and we cannot be certain that our revenue in Germany will ever be sufficient to attain a profitable operation in that country.

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

Our major competitors have several competitive advantages over us, such as:

•	greater name recognition,

•	broader product lines,

•	greater marketing and sales personnel resources,

•	stronger distribution networks,

•	greater capital resources,

•	larger regulatory compliance staffs, and

•	larger technological, research and development and clinical staffs and facilities.

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

We Purchase Key Raw Materials From Single Suppliers, With Whom We Do Not Have Long Term Supply Arrangements; Any Disruption In The Supply Of These Key Raw Materials Could Lead To Delay In Or Suspension In Our Manufacture Of FloSeal.

We currently purchase essential elements of FloSeal and sterilization services from single suppliers. We purchase bovine hides from Spear Products and thrombin from King Pharmaceuticals, Inc. We do not have long-term supply arrangements with these suppliers. In the event that raw materials from any of our current single-source suppliers become unavailable for any reason, we will be required to identify alternative suppliers and if we are unable to identify alternative suppliers, then we may have to alter or suspend our manufacturing activities. Identifying and utilizing additional or replacement suppliers for any of the components in FloSeal may not be accomplished quickly, if at all, and could involve significant additional costs. In addition, regulatory approval of any new supplier of a critical component would be required if that component was no longer available from the currently specified supplier and use of components from new or replacement suppliers may require new product regulatory submissions to the United States Food and Drug Administration. The regulatory approval of a new product, a new product component or the qualification of a new supplier could delay our sales and marketing of FloSeal. Our failure to obtain any of the components used to manufacture FloSeal from alternative suppliers or any delay in the regulatory approval of a new product or qualifying a new supplier could suspend the manufacture of FloSeal and would harm our business.

We Manufacture FloSeal In One Manufacturing Facility, Located In The San Francisco Bay Area In California. A Natural Disaster Or Power Shortage Is Possible And Could Result In Prolonged Interruption Of Our Business.

We currently manufacture FloSeal in our Fremont, California facility, which is part of the seismically active San Francisco Bay Area. With our manufacturing centralized in this area, a natural disaster, such as an earthquake, fire or flood, could substantially disrupt our manufacturing operations or destroy our facility. Further, California in the past year has experienced power outages due to a shortage in the supply of power within the state. If the power outages occur in the future they could disrupt our manufacturing operations. This could cause delays and cause us to incur additional expenses and damage our reputation with our customers and our distributors. In addition, the real estate market in the San Francisco Bay Area is both competitive and costly; an alternative facility in the same area may not be available on commercially reasonable terms if we suffer a catastrophic loss from a natural disaster.

If We Are Unable To Effectively Develop And Commercialize New Products, Our Revenues May Decline.

To be successful, we will need, in part, to develop, market and sell products other than FloSeal. Our other products under development include our FloSeal FAST device and the FloSeal sponge. We cannot assure you that we will be able to successfully develop these products or, if developed, that we will generate revenues or profits from these products. Successful marketing and sale of our products under development depends, in significant part, on our ability to:

•	complete product development in a timely fashion,

•	obtain and maintain patents or other proprietary protections,

•	obtain required regulatory approvals from the United States Food and Drug Administration and other regulatory authorities,

•	implement efficient, commercial-scale manufacturing processes,

•	gain early entry into relevant markets,

•	establish sales, marketing, distribution and development collaborations, and

•	demonstrate the efficacy and competitiveness of our products.

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

We May Incur Significant Costs In Maintaining Compliance With Regulations Governing Our Manufacturing Operations, Which Could Increase Our Losses.

We are required to maintain compliance with the good manufacturing practice requirements of the United States Food and Drug Administration’s Quality System Regulation for medical devices, as well as regulatory authorities in the European Union. The Quality System Regulation and the European regulatory requirements relate to product testing and quality assurance, as well as the maintenance of records and documentation. The United States Food and Drug Administration and the European regulatory authorities enforce their regulatory requirements through periodic inspections. We can provide no assurance that we will be able to maintain compliance on an on-going basis. If we, or any third- party manufacturer of our products or active ingredients do not conform to the Quality System Regulation or the requirements of the European regulatory authorities, we will be required to find alternative manufacturers that do conform to the Quality System Regulation. This may be a long and costly process. The United States Food and Drug Administration must approve alternative third-party manufacturers before they can commercially manufacture our products or some critical components, such as thrombin. We may incur significant costs to comply with laws and regulations and our failure to comply could lead to penalties that could impair our operating results or financial condition.

If We Fail To Maintain Regulatory Clearances And Approvals For FloSeal, We May Be Unable To Commercialize Our Products And Our Revenues May Decline.

Although we have obtained regulatory clearance and approval of FloSeal in the United States for almost all surgical applications and in the European Union for all surgical applications, we continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

•	product changes or modifications,

•	product manufacturing,

•	manufacturing quality control requirements,

•	reporting requirements to regulatory agencies,

•	unapproved, off-label uses, and

•	product trace-ability.

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

Similar requirements or restrictions apply in the European Union and elsewhere to the marketing and sale of additional configurations of FloSeal and our other products under development. If we were unable to obtain regulatory approval, our anticipated revenues, results of operations and financial condition would be harmed.

Our Future Success Will Depend In Part On Our Ability To Protect Our Intellectual Property Rights. Our Inability To Enforce These Rights Could Cause Us To Lose Sales And Any Competitive Advantage We Have.

We have six issued United States patents and six pending United States patent applications relating to FloSeal and FloSeal derived products. We also have eight issued United States patents relating to other technologies invented by our research department. We also have corresponding international patent applications filed under the Patent Cooperative Treaty, which provides certain rights overseas with respect to our patents. Our success depends to a significant degree on our ability to protect and preserve our intellectual property. To protect our intellectual property rights, we rely on the patent laws of the United States and the other countries where we market and sell FloSeal or intend to market and sell FloSeal or our other products under development. However, we cannot be certain that the steps we have taken will prevent third parties from using our technology without our authorization, independently developing technology without our authorization, or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. In addition, we cannot assure you that patents will issue from our applications or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect our technologies.

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

Although we have conducted searches, there can be no assurance that third-party patents or other intellectual property rights will not cover FloSeal or our products under development. If they do, the continued development and marketing of our products would require a license under those patents or other intellectual property rights. We cannot be certain that required licenses would be available to us on commercially reasonable terms, if at all. If we do not obtain the licenses, we could encounter delays in product introductions while we attempt to design around the third-party patents, or we could be completely blocked from developing, manufacturing or selling products requiring the licenses.

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

On December 19, 2000, Cohesion Technologies, Inc. filed a patent infringement action against us in United States District Court, Northern District of California (San Jose) claiming we infringed on Cohesion Technologies’ “Collagen-Polymer Matrices With Differential Biodegradability” patent (Patent #6,110,484), which claims a method for forming fibrin matrix at a tissue site. On September 5, 2001 Cohesion Technologies added patent #6,277,394 B1 to the existing patent infringement action. Cohesion Technologies is seeking unspecified damages and permanent injunctive relief.

We believe the Cohesion Technologies’ claims are without merit. Nevertheless, Cohesion Technologies’ infringement claim may result in costly and protracted litigation, may divert the efforts of our management personnel, may cause product shipment delays, may require us to enter into a costly royalty or licensing agreements, may require us to pay damages, may harm our reputation or may prevent us from manufacturing, marketing or selling FloSeal or any of our other products under development. Moreover, if we are found to have violated Cohesion Technologies’ intellectual patent rights, we may be subject to damages and other remedies.

In addition, we may be required to either redesign our FloSeal products in order to avoid violating Cohesion Technologies’ intellectual property or obtain a license to use Cohesion Technologies’ intellectual property. In addition, we may be subject to litigation from other third parties in which we would have to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights that may conflict with our business. These infringement claims would result in costly litigation, divert the efforts of our management personnel, cause product shipment delays, require us to enter into royalty or licensing agreements, require us to pay damages, harm our reputation or prevent us from manufacturing, marketing or selling FloSeal or any of our other products under development. Moreover, if we discovered that FloSeal or any of our products under development violated third-party intellectual property rights, we might be unable to redesign it to avoid violating their rights or to obtain a license to use the third-party intellectual property on commercially reasonable terms.

Failure By Our Customers To Obtain Adequate Third-Party Reimbursement For The Procedures Utilizing FloSeal Could Impair Our Ability To Market And Sell FloSeal And Generate Revenues.

Our United States customers generally rely on third-party insurers, such as federal Medicare, states Medicaid and private health insurance plans, to reimburse some or all of the cost of a procedure in which FloSeal would be used. We are selling FloSeal based on a prospective payment system. In a prospective payment system, the cost of FloSeal is incorporated in the overall cost of the surgical procedures that use FloSeal instead of providing for a separate reimbursement for our products. However, we cannot assure you that third-party insurers will continue to reimburse our customers for the cost of FloSeal. Our financial success depends, in part, on our customers obtaining satisfactory reimbursement for surgical procedures that use FloSeal. Failure by our customers to obtain sufficient reimbursement for these procedures or adverse changes in governmental and private insurance policies toward reimbursement for these procedures could result in reduction or elimination of purchases of FloSeal, which would reduce our revenues. Because FloSeal is priced at a premium to corresponding widely used hemostats, our business may also be harmed by the continuing efforts of third-party insurers to contain or reduce healthcare costs.

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

The Use Of Products Derived From Cows Could Adversely Impact Our Ability To Market And Sell Our Products.

There is uncertainty as to the continued acceptance in the European Union of products that incorporate products derived from tissues of animal origin. This uncertainty is due to concerns about bovine spongiform encephalopathy (BSE), otherwise known as “mad cow disease”. This disease is believed to be transmitted from cows to humans and may cause serious illness or death. FloSeal and our other products under development contain thrombin, produced from the blood of cows, and gelatin, derived from the hides of cows. A reversal of European acceptance of FloSeal could harm our ability to market and sell FloSeal and our other products under development.

In 2001, Our European Notified Body evaluated the safety of all medical devices containing materials of animal origin with respect to BSE transmission. Our re-evaluation report was completed and submitted to our Notified Body for their review in April 2001. The Notified Body review is complete and the evaluation is documented in a report issued in January 2002. The report found that we are compliant with the requirements of the relevant BSE/TSE related standards and regulations. Therefore, our CE mark for FloSeal remains valid. However, the individual EU member states can legally place their own requirements or restrictions on products containing materials of animal origin. We cannot assure you that FloSeal would meet all the requirements or restrictions placed on the device by the individual member states. We could be required to stop selling FloSeal in those European countries whose requirements or restrictions we do not meet.

In 2000, various news sources have reported an outbreak of foot and mouth disease in Europe. Should foot and mouth disease reach herds in the United States and the destruction of those infected herds impacts the availability of our raw materials, the prices for our raw materials could increase. Significant price increases in our raw materials may harm our business.

The Classification Of FloSeal As A Medical Device May Be Changed To That Of A Medicinal Product In Europe, Jeopardizing The Ability To Market And Sell FloSeal In Europe.

Our regulatory approval to sell FloSeal in the European Union could be rescinded. For example, the European Commission is reviewing the classification of all hemostatic products containing thrombin to determine if they should be classified as medicinal products (drugs) in Europe. Although no decision has been made at this time to re-classify FloSeal as a medicinal product, we may be required to stop selling FloSeal in Europe if this occurs. Alternatively, Fusion may need to demonstrate compliance with the medicinal products directive in Europe in order to keep FloSeal on the market. Under this scenario, we may be required to incur additional expenditures related to product approval. We cannot be certain that we will be able to achieve compliance with the requirements of a new regulatory classification, if at all.

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

Item 2.     Properties

We operate entirely out of our 72,500 square foot facility in Fremont, California. In November 1999, we entered into the lease for our current headquarters and manufacturing facility. By making additional improvements to our current manufacturing space, of approximately $400,000, we believe our manufacturing capacity will be sufficient through the end of 2006, when the Fremont facility lease expires.

Item 3.     Legal Proceedings

On December 19, 2000, Cohesion Technologies, Inc. filed a patent infringement action against us in United States District Court, Northern District of California (San Jose) claiming we infringed on Cohesion Technologies’ “Collagen-Polymer Matrices With Differential Biodegradability” patent (Patent #6,110,484), which claims a method for forming fibrin matrix at a tissue site. On September 5, 2001 Cohesion Technologies added patent #6,277,394 B1 to the existing patent infringement action. Cohesion Technologies is seeking unspecified damages and permanent injunctive relief.

We believe the Cohesion Technologies’ claims are without merit. Nevertheless, Cohesion Technologies’ infringement claim may result in costly and protracted litigation, may divert the efforts of our management personnel, may cause product shipment delays, may require us to enter into a costly royalty or licensing agreements, may require us to pay damages, may harm our reputation or may prevent us from manufacturing, marketing or selling FloSeal or any of our other products under development. Moreover, if we are found to have violated Cohesion Technologies’ intellectual patent rights, we may be subject to damages and other remedies.

In addition, we may be required to either redesign our FloSeal products in order to avoid violating Cohesion Technologies’ intellectual property or obtain a license to use Cohesion Technologies’ intellectual property. In addition, we may be subject to litigation from other third parties in which we would have to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights that may conflict with our business. These infringement claims would result in costly litigation, divert the efforts of our management personnel, cause product shipment delays, require us to enter into royalty or licensing agreements, require us to pay damages, harm our reputation or prevent us from manufacturing, marketing or selling FloSeal or any of our other products under development. Moreover, if we discovered that FloSeal or any of our products under development violated third-party intellectual property rights, we might be unable to redesign it to avoid violating their rights or to obtain a license to use the third-party intellectual property on commercially reasonable terms.

On September 13, 2001, we received notice from Sulzer Spine-Tech Inc. that they had filed a Demand for Arbitration with the American Arbitration Association in California for unspecified damages resulting from our alleged breach of contract and invalid termination of the International Distributor Agreement originally executed between Sulzer Spine-Tech and us on July 1, 1999. On October 9, 2001, we filed our Response to Demand for Arbitration and our counterclaims for breach of contract and declaratory relief. On December 3, 2001, prior to any arbitration hearing, we reached a negotiated settlement and mutual release with Sulzer Spine-Tech to dismiss the arbitration with prejudice on confidential terms.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is quoted on the Nasdaq National Market under the symbol “FSON.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported on the Nasdaq National Market for the periods stipulated.

	High	Low
2000
First Quarter	25.750	11.875
Second Quarter	21.125	10.000
Third Quarter	16.000	8.625
Fourth Quarter	11.250	2.250
2001
First Quarter	7.063	2.156
Second Quarter	8.370	2.563
Third Quarter	8.500	3.390
Fourth Quarter	6.160	3.500

As of February 26, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $8.30 and there were 14,225,074 shares outstanding.

On June 7, 2000, we sold 1,100,000 shares of common stock at a purchase price of $12.00 per share to the State of Wisconsin Investment Board and the Franklin Biotechnology Discovery Fund. Net proceeds, after commissions and fees along with other costs associated with the offering, totaled $12,964,000.

On April 9, 2001, we sold 2,730,375 shares of common stock at a purchase price of $2.93 per share, which was the average closing price of Fusion’s common stock over the 10 trading days preceding the execution of the private placement agreement, to Alloy Ventures, the State of Wisconsin Investment Board and the Asset Management Company. Net proceeds, after deducting legal fees and other costs associated with the offering, were $7,880,000. As part of the transaction, each purchaser also received a warrant exercisable for up to an additional 25 percent of the total shares purchased. The exercise price of the warrants is 125 percent of the purchase price, or $3.66 per share. The warrant agreements terminate on April 2, 2006.

Item 6.     Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001 and 2000 have been derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statements of Operations Data:
Net sales	$12,494	$4,949	$254	—	$153
Cost of sales and manufacturing start-up cost	8,595	5,235	731	—	968

Gross profit (loss)	3,899	(286)	(477)	—	(815)

Operating expenses:
Researach and development	5,987	6,013	5,095	6,145	5,647
Sales and marketing	7,987	5,244	1,441	614	2,421
General and administrative	3,769	3,007	1,799	1,470	2,053

Total operating expenses	17,743	14,264	8,335	8,229	10,121

Loss from operations	(13,844)	(14,550)	(8,812)	(8,229)	(10,936)
Interest income, net	173	836	487	542	984

Net loss	$(13,671)	$(13,714)	$(8,325)	$(7,687)	$(9,952)

Basic and diluted net loss per share	$(1.02)	$(1.28)	$(0.96)	$(1.08)	$(1.41)

Shares used in computing basic and diluted net loss per share	13,355	10,728	8,707	7,145	7,070

Balance Sheet Data:
Cash, cash equivalents and available for sale securities	$3,557	$8,157	$14,066	$7,164	$14,459
Working capital	3,661	8,261	11,550	6,242	11,850
Total assets	14,535	17,709	16,216	8,088	15,540
Long term debt, including current portion	752	1,031	204	321	43
Accumulated deficit	(64,942)	(51,271)	(37,557)	(29,232)	(21,545)
Total stockholders’ equity	9,874	14,821	14,786	6,827	14,224

Item 7.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

We are commercializing and developing proprietary collagen gel-based products for use in controlling bleeding in a variety of surgeries. Our lead product, FloSeal® Matrix Hemostatic Sealant (“FloSeal”) was approved on December 8, 1999 by the FDA for marketing in the United States. FloSeal combines a gelatin derived from collagen with thrombin, a potent clotting agent, to control surgical bleeding. FloSeal is approved for surgical procedures, other than in ophthalmic and urologic, as an adjunct to hemostasis when control of bleeding by sutures and staples or topical hemostats, fibrin glues and other types of surgical sealants and adhesives are ineffective or impractical. In July 2001, the second generation FloSeal, a dry formulation, was approved by the United States Food & Drug Administration for marketing in the United States. The second-

generation product is considered to be as effective as the first product with the advantages of a longer shelf life and a projected lower cost of production.

We have reported $12,494,000 and $4,949,000 in net sales for the years ended December 31, 2001 and December 31, 2000, respectively, primarily from sales into the cardiac, vascular, ear, nose and throat, head and neck, and spinal surgical specialties. Sales to our former distribution partner, Sulzer Spine-Tech, represented approximately 28% and 60% of total revenue in 2001 and 2000 or $3,553,000 and $2,900,000, respectively. Effective September 13, 2001 the distribution agreement with Sulzer Spine-Tech was terminated and we began selling to spinal surgery customers through our direct sales force. As of December 31, 2001, we had an accumulated deficit of $64,942,000.

We anticipate sales increasing as FloSeal is used more often by doctors currently using FloSeal, as additional doctors within the existing customer base of hospitals begin using FloSeal, and as we add new hospitals as customers. We anticipate incurring increased expenses relating to FloSeal sales, marketing, manufacturing, while research and development expenses should remain relatively flat. Due to costs related to the pending acquisition by Baxter, we anticipate increased general and administrative costs in the first and second quarters of 2002. We have not achieved, nor do we expect to achieve, profitability before the fourth quarter of 2002.

We have been expanding our manufacturing capacity to be able to meet the anticipated product supply requirements for commercial sale of FloSeal. In April 2000, we first occupied a portion of a 72,500 square feet building in Fremont, California. In conjunction with this new facility, we have spent a total of approximately $6.4 million for the purchase of equipment for production and research and development, office furnishings and equipment and leasehold improvements.

We are also developing additional bleeding control products based upon the core technology underlying FloSeal. These products include the FloSeal Femoral Arteriotomy Sealing Technology (FAST) device for use following vascular interventional procedures. We completed feasibility clinical trials for the FloSeal FAST device in August 2001. Another early stage product is the FloSeal sponge, a dry, sponge-like formulation of FloSeal requiring no mixing, for potential use in trauma surgery and battlefield first-aid applications. Our future products currently in development require approvals by FDA and other regulators, which cannot be guaranteed.

On February 26, 2002, we agreed to accept an offer from Baxter International Inc. to acquire Fusion in a stock transaction valued at $157 million. Baxter will pay $10 per share in Baxter common stock at the closing of the transaction for each outstanding Fusion share, pending approval by Fusion’s stockholders and regulatory authorities.

Results of Operations

Years Ended December 31, 2001, 2000 and 1999

Net Sales

We recorded sales of $12,494,000, $4,949,000 and $254,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We commenced selling FloSeal in May 1999 in the European Union and in December 1999 in the United States. The sales increases have been a result of increased usage of FloSeal by doctors and hospitals, the introduction of our second generation FloSeal product, which is sold at a higher average selling price than our first generation product and the conversion from the use of Sulzer Spine-Tech (who received a discounted sales price) to our direct sales force for sales into the spinal and cranial market. Approximately 28% and 60% of total revenues in 2001 and 2000 were transacted with our former distribution partner, Sulzer Spine-Tech. Sales outside the United States accounted for approximately 9% and 10% of total sales in 2001 and 2000, respectively. We anticipate continued strong growth in net sales during 2002, however, the growth could be interrupted in the period of time surrounding the close of the pending acquisition by Baxter, if we were to lose sales personnel or key accounts.

Cost of Sales and Start-up Manufacturing Costs

We recorded cost of sales and start-up manufacturing costs of $8,595,000, $5,235,000 and $731,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Cost of sales increased due to increased shipments of products following regulatory approval in the United States. Cost of sales per product unit is expected to decrease as greater unit volume is produced. However, we anticipate cost of sales will increase in future periods in connection with the increase in sales of FloSeal.

Gross Profit (Loss)

We had a gross profit of $3,899,000 for the year ended December 31, 2001 and a gross loss of $286,000 and $477,000 for the years ended December 31, 2000 and 1999, respectively. The change from a loss in 2000 to a profit in 2001 is due to an increase in units shipped, an increase in the average selling price of the second generation FloSeal and an increase in the average selling price for product sold through our direct sales force to the spinal market. The decrease in the gross loss in 2000 is primarily due to the increase in total unit shipments in 2000 over 1999. We expect the gross margin to continue to grow throughout 2002 as a result of greater absorption of the fixed costs of production by an increasing number of units produced.

Research and Development

Research and development expenses were $5,987,000, $6,013,000 and $5,095,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Total expenses were relatively constant between 2000 and 2001 and the increase of $918,000 in 2000 was primarily due to the development of the FloSeal FAST device in preparation of beginning feasibility clinical trials. We expect research and development expenses will decrease from the current levels, with the reduction of costs related to the validation of the Fremont manufacturing facility. Those costs that are specifically related to the development of new products are expected to remain constant.

Sales and Marketing

Sales and marketing expenses were $7,987,000, $5,244,000 and $1,441,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase of $2.74 million in 2001 over 2000 is being driven by expenses that increase commensurate with a 152% increase in net sales such as commissions of $382,000, travel and promotional materials of $451,000, personnel expenses of $515,000 and an increase in the marketing campaign of $1,089,000. The increase of $3.8 million in 2000 over 1999 was primarily due to building our direct sales force up to 24 people and to marketing spending to support the launches of FloSeal into the cardiac, vascular, ear, nose and throat, and head and neck surgical specialties. These marketing expenses include costs of marketing personnel, participating in major national and regional medical conferences, and advertising in various surgical specialty journals. We anticipate sales and marketing expenditures will increase in future periods in connection with the continuing growth of FloSeal in existing markets and the commercial launch of FloSeal into additional surgical specialties.

General and Administrative

General and administrative expenses were $3,769,000, $3,007,000 and $1,799,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase of $762,000 in 2001 versus 2000 is primarily due to incremental legal costs related to the Cohesion lawsuit, and the termination of the Sulzer Spine-Tech distribution contract. The increase of $1.2 million in 2000 versus 1999 was primarily due to paying a full year salaries for employees hired in 1999 and paying additional rent on the new facility in Fremont, California. The Fremont facility was unoccupied during construction improvements from January through March 2000. Occupancy by management, sales and marketing, administrative and limited research personnel began in April 2000. Additional personnel and manufacturing activities were phased into the Fremont facility through the first quarter 2001.

In December 2000, Cohesion Technologies, alleging infringement of a Cohesion patent, named us in a patent suit. We believe this suit has no merit. Nevertheless, defense of Cohesion’s infringement claim has resulted in additional legal expenses and may require a costly and protracted litigation. During the first and second quarters of 2002, we anticipate increased expenses for accounting and legal costs related to the pending transaction by Baxter. Also, as we have grown in size, we will require additional resources to support our financial and administrative functions. Thus, we believe general and administrative expenses will increase in future periods.

Interest Income and Expense, Net

Net interest income and expense was $173,000, $836,000 and $487,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease of $663,000 in 2001 was primarily due to a decrease in the average balances for cash, cash equivalents and available-for-sale securities and a decrease in market rates during 2001. In addition, interest expense was higher during 2001, with a full year of interest for the equipment financing obtained in August 2000. The increase of $349,000 in 2000 was primarily due to greater amounts of cash, cash equivalents and available-for-sale securities during 2000 due to the proceeds from the sale of common stock in June 2000 and November 1999.

Liquidity and Capital Resources

From inception to December 31, 2001, we incurred net losses resulting in an accumulated deficit of $64,942,000. We have financed our operations primarily through private sales of equity securities and an initial public offering of common stock in June 1996 together aggregating net proceeds of $24,419,000. In April 2001, June 2000 and November 1999, we concluded three private placement financings. In April 1999, we concluded a follow-on public offering. These four offerings together aggregated net proceeds of $36,605,000.

On April 9, 2001, we completed the sale of 2,730,375 shares of common stock at a purchase price of $2.93 per share, which was the average closing price of Fusion’s common stock over the 10 trading days preceding the execution of the private placement agreement, to Alloy Ventures, the State of Wisconsin Investment Board and the Asset Management Company. Net proceeds, after deducting estimated legal fees and other estimated costs associated with the offering, total approximately $7.9 million. As part of the transaction, each purchaser also received a warrant exercisable for up to an additional 25 percent of the total shares purchased. The exercise price of the warrants is 125 percent of the purchase price, or $3.66 per share. The warrant agreements terminate on April 2, 2006.

Cash, cash equivalents and available-for-sale securities totaled $3,557,000 and $8,157,000 as of December 31, 2001 and 2000, respectively. Cash flows used in operating activities were $11,746,000 and $13,467,000 for the years ended December 31, 2001 and 2000, respectively. These cash outflows resulted primarily from funding our net losses. During the years ended December 31, 2001 and 2000, we also made investments in inventory of $655,000 and $436,000, respectively and in accounts receivable of $1,215,000 and $831,000, respectively. The increases in accounts receivable are fully attributable to the growth in sales for the respective time periods.

Net cash provided by investing activities was $970,000 for the year ended December 31, 2001 and net cash used by investing activities was $5,387,000 for the year ended December 31, 2000. Cash was used for the acquisition of property and equipment of $1,713,000 and $5,157,000 for the years ended December 31, 2001 and 2000, respectively. During 2001 net cash was provided by the liquidation of $567,000 of restricted cash for leasehold improvements and the net proceeds from the sale of available-for-sale securities of $2,116,000. During 2000, restricted cash increased by $573,000 to fund the leasehold improvements and new equipment for the Fremont, California facility.

Net cash provided by financing activities was $8,296,000 and $14,358,000 for the years ended December 31, 2001 and 2000, respectively. The primary source of this cash was the net proceeds from the private sale of common stock in April 2001, and June 2000 plus an equipment financing in the third quarter of 2000.

In January 2002, the Company obtained an asset-based line of credit of up to $2,100,000 with a bank. The facility includes a $1,087,500 sub limit for issuance of a standby letter of credit and an interest rate of prime plus 1.5% per annum. The line of credit is collateralized by all of the assets of the Company, excluding intellectual property. Advances are available, based upon a borrowing base of eligible accounts receivable until January 15, 2003. As of December 31, 2001, total funds available under the line would have been $1,495,000.

Our future capital requirements will depend on numerous factors, including the rate of acceptance of FloSeal in the market as evidenced by increasing revenues, our ability to manufacture increasing quantities of product and achieve commercially acceptable gross profits, our ability to control expenses while developing our products, and the nature, timing and success of our other products under development. We have committed substantial capital resources to the development of commercial-scale manufacturing for FloSeal. In November 1999, we entered into a lease for a 72,500 square foot building in Fremont, California and consolidated all manufacturing operations at that location in September 2001. We have spent approximately $6.4 million on manufacturing equipment, research and development equipment, office furnishings and equipment and leasehold improvements to improve the Fremont facility. The associated working capital requirements for ongoing manufacturing and commercial launch into additional surgical specialties and those of new products are also expected to be substantial. The timing and amount of capital requirements cannot be accurately predicted. In the course of our development, we have sustained operating losses and expect such losses to continue through a portion of 2002. Management believes its cash, cash equivalents and available-for-sale securities balances as of December 31, 2001 and the available line of credit will be sufficient to meet our capital and operating requirements for the next 12 months; however the impact of the pending Baxter acquisition provides an element of uncertainty. Should we experience a drop in sales, or disruption in the receipt of critical raw material components for production, cash flow and liquidity could be significantly impaired. To the extent that such a scenario develops, and the pending acquisition by Baxter does not occur, the company will be required to raise additional funds, which may not be available on commercially reasonable terms.

At December 31, 2001, we had approximately $44,145,000 in federal and in $41,283,000 state net operating loss carry forwards that expire in the years 2002 through 2021, respectively. Utilization of federal income tax net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. These annual limitations may result in expirations of net operating losses and research and development credits before they can be fully utilized.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related contingent liabilities. On an on-going basis the Company evaluates its estimates, including those related to revenues, bad debts, inventories, investments, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are as follows:

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer against a valid purchase order, provided no significant obligations remain and collection of the receivables is probable.

Estimating Expenses

On an on going basis, the Company evaluates its estimates for expenses including those related to sales force expenses, bonus and commissions, bad debts, inventory reserves for obsolete and unusable inventory and other various expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions and conditions.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting and Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supercedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sales, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company’s financial position or results of operations.

In July 2001, the Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2002. The Company believes that the adoption of these standards will have no material impact on its financial statements or results of operations.

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No.00-14, Accounting for Certain Sales Incentives, effective for periods beginning after December 15, 2001. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or

a Reseller of the Vendor’s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for Points and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. Management does not expect the adoption of these standards to have a material impact on the Company’s financial position or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use derivative financial instruments in our investment portfolio, and our investment portfolio typically includes highly liquid instruments with a maturity date of generally less than one year. We have primarily entered into debt obligations for capital expenditures. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for, our available-for-sale securities and cash and cash equivalents, and future borrowings on our variable rate line of credit. The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations:

	Fiscal Year
	2002	2003	Thereafter	Total
Assets:
Cash and cash equivalents	$1,188	—	—	$1,188
Average interest rate	1.11%	—	—	1.11%
Available-for-sale securities	$2,369	—	—	$2,369
Average interest rate	4.80%	—	—	4.80%
Liabilities:
Equipment financing (including current portion)	$223	$256	$273	$752
Average interest rate	14.70%	14.70%	14.70%	14.70%

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

Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

PART III

Item 10.     Directors And Executive Officers Of The Registrant.

The following table sets forth certain information with respect to our executive officers and directors as of January 31, 2002:

Name	Age	Position
Philip M. Sawyer	37	President and Chief Executive Officer
Christopher S. Dauer	38	Vice President, Marketing, North America
Dan S. Ellis	51	Vice President, Sales
James C. Fischer	37	Vice President, International Sales and Marketing
Scott A. Huie	43	Vice President, Operations
Cary J. Reich, Ph.D.	53	Vice President, Research
Joseph F. Rondinone, Ph.D.	54	Vice President, Regulatory Affairs and Quality Assurance
Larry J. Strauss	50	Vice President, Finance and Chief Financial Officer
Gordon W. Russell (1)	68	Chairman of the Board of Directors
Olav B. Bergheim (1)	48	Director
Michael L.Eagle (2)	54	Director
J. Michael Egan (1)	49	Director
Ronald A. Elenbaas (2)	48	Director
Douglas E. Kelly, M.D. (2)	41	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

Mr. Sawyer, one of Fusion’s founders, has served as President and Chief Executive Officer and as a Director since April 1993. From 1991 to 1993, Mr. Sawyer worked in various positions in marketing and business development at the Stryker Corporation. From 1987 to 1989, Mr. Sawyer worked at Patricof & Co. Ventures, Inc. From 1986 to 1987, Mr. Sawyer worked in the health care corporate finance group at E.F. Hutton and Co. Mr. Sawyer holds a B.A. from Haverford College and an M.B.A. from the Harvard Business School.

Mr. Ellis joined the Company in June 1999 as Vice President, Sales. From January 1998 to June 1999, Mr. Ellis was with Cardiac Pathways Corporation, a medical device firm specializing in catheter products for electrophysiological mapping and ablation. He established North American distribution in his most recent assignment as Vice President, Sales and Marketing. Mr. Ellis holds a B.S. in Business Administration from Oregon State University.

Mr. Huie joined Fusion in August 1997 as Vice President, Operations. From May 1995 to August 1997, Mr. Huie was Director of Pharmaceutical Engineering at Aradigm Corporation, a pharmaceutical and medical device company specializing in non-invasive aerosol drug delivery. He directed process development, scale up, clinical supplies and facilities. From February 1993 to May 1995, Mr. Huie was Director of Engineering at Cygnus, Inc., a manufacturer of transdermal drug delivery systems and developer of a non-invasive glucose monitoring medical device. As Director of Engineering, Mr. Huie was responsible for all engineering functions in the company including process engineering, clinical manufacturing, manufacturing engineering, maintenance and validation. Mr. Huie holds a B.S. in Chemical Engineering from Rensselaer Polytechnic Institute.

Dr. Reich joined Fusion in May 1995 as Vice President, Research and Development. Dr. Reich’s current position is Vice President, Research. From June 1987 to May 1995, Dr. Reich held various positions at Chiron Vision Corporation, a manufacturer of devices and pharmaceuticals, to correct, improve and restore vision. His most recent position at Chiron Vision, which he held from April 1993 to May 1995, was Vice President, Research and Development. As Vice President, Research and Development, Dr. Reich was responsible for global research and development efforts in the field of ophthalmic medical devices. Dr. Reich holds a B.S. in Chemistry from Harvey Mudd College and a Ph.D. in Physical Organic Chemistry from Stanford University.

Dr. Rondinone joined Fusion in January 1996 as Director of Clinical Affairs. In July 1997, Dr. Rondinone was promoted to Vice President, Development. From July 1992 to January 1996, Dr. Rondinone was Vice President, Research and Development, for LaserScope Surgical Systems, Inc., a manufacturer and world-wide distributor of surgical lasers and instruments. At LaserScope, Dr. Rondinone was responsible for new product development and management of the research and development department. Dr. Rondinone holds a B.S. in Biology from Tufts University, an M.S. in Physics from University of California at Los Angeles and a Ph.D. in Physics from the University of California at Los Angeles.

Mr. Russell has served as Fusion’s Chairman of the Board since October 1993. Mr. Russell has been a General Partner with Sequoia Capital, a venture capital firm, since 1979. Mr. Russell currently serves on the Board of Directors of Rita Medical Systems, Inc. Mr. Russell has served as Chairman-Emeritus of the Board of Trustees for the Palo Alto Medical Foundation since 1990, and currently serves as Chairman of the Board of Overseers for the Dartmouth College Medical School. Prior to 1979, Mr. Russell was Vice President, General Manager, of the Medical Instrument Divisions of Coherent, Inc. and Syntex, Inc. Mr. Russell holds an A.B. from Dartmouth College.

Mr. Bergheim has served as a director since October 1995. Mr. Bergheim has been a Venture Partner with Domain Associates, a venture capital firm, since August 1995. From April 1995 to August 1995, Mr. Bergheim was Executive Vice President at Coram, a health care services company. From 1979 to April 1995, Mr. Bergheim worked at Baxter Healthcare Corporation, a medical device company, in various national and international positions. Most recently he was a corporate officer responsible for Baxter’s global cardiovascular business. Mr. Bergheim is a director of Vista Medical Technologies. Mr. Bergheim has a Master of Industrial Pharmacy degree from the University of Oslo.

Mr. Dauer joined the company in 1996 as Director, U.S. Marketing and was promoted to Vice President, Marketing, North America in March 2000. Mr. Dauer has been instrumental in product and marketing strategies from product development to the commercialization of the FloSeal products. Prior to joining Fusion, Mr. Dauer spent six years with Guidant Corporation serving in a variety of positions in finance, marketing and international sales at its Vascular Intervention division. At Guidant, Mr. Dauer managed the European launch of the Multi-Link® stent. Mr. Dauer earned a BA degree, magna cum laude, in Economics and History from Brown University and earned an MBA from Stanford University.

Mr. Eagle has served as a director since June 2001. Mr. Eagle has held various positions at Eli Lilly and Company, the most recent beginning in 1994 as vice president of manufacturing. Mr. Eagle also serves as a director of Integrated BioSystems, Inc., as well as for several other private companies. Mr. Eagle holds a B.S. in Mechanical Engineering from Kettering University and a M.S. in Industrial Administration from Purdue University.

Mr. Egan has served as a director since May 1999. Since 1996, Mr. Egan has been President and CEO of Bluebird Development, LLC, a financial partnership with Osaka, Japan-based Kobayashi Pharmaceutical Company, a major distributor of medical devices in Asia. Since 1992, Mr. Egan has been involved in venture capital investing in medical devices. From 1992-96 Mr. Egan was a partner in Sanderling Ventures, a Menlo Park based biomedical seed-stage venture firm. He has held CEO and various boards of director’s positions in medical device companies. In addition to Fusion, Mr. Egan currently serves on several private companies boards. Mr. Egan holds a B.A. in Business Administration from Colorado College.

Mr. Elenbaas has served as a director of the Company since March, 2001. Mr. Elenbaas previously served as a group president of Stryker Corporation from September 1975 to October 1999 and currently serves as a consultant to Stryker Corporation. Mr. Elenbaas also serves as a director of SofTech, Inc., as well as for several other private companies. Mr. Elenbaas holds a B.B.A. in Marketing from Western Michigan University and a P.M.D. in Business from the Harvard Business School.

Mr. Fischer joined the company in 1995 as the Director—Sales & Marketing, International and was promoted to Vice President—International Sales & Marketing in December, 2001. Mr. Fischer is responsible for Fusion’s distributor and direct sales efforts in markets outside of North America. Prior to joining Fusion in 1995, Mr. Fischer worked in product management at the Stryker Endoscopy division of Stryker Corporation. Before joining Stryker, Mr. Fischer was active in the investment banking business, providing corporate financial advice to emerging medical technology companies. He is a graduate of Princeton University and the J. L. Kellogg Graduate School of Management at Northwestern University and also holds a Masters of Public Administration degree from Golden Gate University.

Dr. Kelly has served as a director since November 1993. Dr. Kelly is a General Partner of AMC Partners 1996, L.P., and a Managing Member of Alloy Ventures 1998, LLC, and Alloy Ventures 2000, LLC, all venture capital partnerships. Dr. Kelly holds a B.A. in Biochemistry and Molecular Biology from the University of California, San Diego, an M.D. from the Albert Einstein College of Medicine and an M.B.A. from the Stanford University Graduate School of Business.

Mr. Strauss joined the Company as Vice President, Finance and Chief Financial Officer in June 1999. Mr. Strauss served as Vice President, Operations from October 1997 to May 1999, and Corporate Controller, beginning in February 1996, with CardioGenesis Corporation, which manufactures proprietary medical devices for treating patients suffering from angina. From 1991 to 1995, Mr. Strauss was Director of Finance for Telik, Inc., a privately-held biotechnology company. From 1989 to 1990, Mr. Strauss served as Vice President, Finance and Chief Financial Officer of Xoma Corporation, a biotechnology company. Mr. Strauss earned a BS degree, cum laude, in Mathematics from Claremont Men’s College and an M.S. degree in Industrial Engineering and Operational Research from the University of California, Berkeley.

Item 11.     Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information for the fiscal year ended December 31, 2001, regarding the compensation of our Chief Executive Officer and each of our other four most highly compensated executive officers whose annual salary and bonus for 2001 were in excess of $100,000. These executives are referred to as Named Executive Officers elsewhere in this annual report on form 10-K. The Other Annual Compensation column in the table consists of housing allowances. The Salary column includes compensation earned by the individual but deferred under our 401(k) plan.

		Annual Compensation		Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Awards Securities Underlying Options (#)	All Other Compensation ($)
Philip M. Sawyer	2001	235,400		100,000
President and Chief Executive Officer	2000	220,008		120,000
	1999	189,375		100,000

Cary J. Reich, Ph.D.	2001	218,822	15,266	30,000	12,000	*
Vice President, Research	2000	204,516		30,000	12,000	*
	1999	195,554		30,000	13,000	*

Scott A. Huie	2001	195,309	13,625	30,000
Vice President, Operations	2000	182,532		30,000
	1999	171,858		30,000

Joseph F. Rondinone, Ph.D.	2001	193,484	13,625	28,900
Vice President, Regulatory Affairs and	2000	182,532		30,000
Quality Assurance	1999	171,858		30,000

Dan S. Ellis	2001	190,800	13,452	30,000
Vice President, Sales	2000	180,204		30,000
	1999	93,371		80,000

*	Includes housing compensation

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers in 2001, including the potential realizable value over the ten-year term of the stock options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent Fusion’s estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our Common Stock.

As of the fiscal year ended December 31, 2001, Fusion granted stock options to purchase up to an aggregate of 844,385 shares to employees, directors and consultants. 28,800 stock options were granted under Fusion’s 1996 Director Option Plan and 815,585 stock options were granted under Fusion’s 1993 Stock Option Plan at exercise prices equal to the fair market value of Fusion’s Common Stock on the dates of the grants. All stock options have a term of ten years. Stock options under the Director Option Plan vest in accordance with the plan information referenced in Note 7 of the financial statements. Stock options under the 1993 Stock Option Plan generally vest over four years, with 25% of the stock options vesting one year after the stock option grant date, and the remaining stock options vesting ratably each month thereafter.

generally vest over four years, with 25% of the stock options vesting one year after the stock option grant date, and the remaining stock options vesting ratably each month thereafter.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share ($)	Expiration Date	5% ($)	10% ($)
Philip M. Sawyer	100,000	12.2549%	4.00	3/8/11	251,558	637,497
Cary J. Reich, Ph.D.	30,000	3.6765%	4.00	1/1/11	75,467	191,249
Scott A. Huie	30,000	3.6765%	4.00	1/1/11	75,467	191,249
Joseph F. Rondinone, Ph.D.	28,900	3.5417%	4.00	1/1/11	72,700	184,237
Dan S. Ellis	30,000	3.6765%	4.00	1/1/11	75,467	191,249

Option Exercises and Holdings

The following table sets forth information with respect to the Named Executive Officers concerning exercisable and unexercisable stock options held as of our fiscal year ended December 31, 2001. During 2001, none of the Named Executive Officers exercised options.

The “Value of Unexercised In-the-Money Options at December 31, 2001” is based on a value of $5.73 per share, the fair market value of Fusion’s Common Stock as reflected by the closing price on the Nasdaq National Market on December 31, 2001, less the per share exercise price, multiplied by the number of shares issued upon exercise of the stock option.

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End ($) (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Philip M. Sawyer	153,332	166,668	39,645	133,355
Cary J. Reich, Ph.D.	194,597	47,396	544,552	40,517
Scott A. Huie	137,812	47,188	134,687	40,313
Joseph F. Rondinone, Ph.D.	127,246	46,654	133,514	39,153
Dan S. Ellis	71,250	68,750	11,894	40,006

(1)
Market value of the underlying securities based on the closing price of the Company’s Common Stock on December 31, 2001 (the last market trading day in 2001) on the Nasdaq Market of $5.73 minus the exercise price.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee was formed in April 1995 and as of our fiscal year ended on December 31, 2001, was composed of Mr. Eagle, Mr. Elenbaas and Dr. Kelly. No interlocking relationship exists between any member of the Company’s Board of Directors or Compensation Committee and any member of the Board of Directors or Compensation Committee of any other Company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is, or was formerly, an officer or an employee of the Company.

Item 12.     Security Ownership Of Certain Beneficial Owners And Management.

The following table sets forth the beneficial ownership of Common Stock of the Company as of February 21, 2002 for the following: (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each of the Company’s directors;

(iii) each of the officers named in the Summary Compensation Table; and (iv) all current directors and Named Executive Officers of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Options and warrants to purchase shares of Common Stock that are exercisable within 60 days of February 26, 2002 are deemed to be beneficially owned by the person holding such options and warrants for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 14,212,020 shares of Common Stock outstanding as of February 26, 2002.

Name	Shares Beneficially Owned	Stock Options Beneficially Owned	Percentage Beneficially Owned
State of Wisconsin Investment Board 121 East Wilson Street Madison, Wisconsin 53707	2,671,445	0	18.8%

Alloy Ventures 2000, LLC (1) 480 Cowper Street Palo Alto, CA 94301	2,591,524	543,743	18.2%

Kern Capital Management LLC Robert E. Kern Jr. & David G. Kern 114 West 47th Street New York, New York 10036	1,101,600	0	7.7%

Douglas E. Kelly, M.D. (1)	2,616,951	543,743	18.4%

Philip M. Sawyer (2)	1,103,959	180,000	7.8%

Gordon W. Russell	253,078	40,083	1.8%

Cary J. Reich, Ph.D.	216,924	202,617	1.5%

Joseph F. Rondinone, Ph.D.	160,676	134,654	1.1%

Scott A. Huie	157,687	145,000	1.1%

Olav B. Bergheim	48,368	31,798	*

J. Michael Egan	26,632	26,632	*

Ronald A. Elenbaas	2,366	2,166	*

Michael L. Eagle	2,286	1,666	*

Dan S. Ellis	93,836	82,916	*

All directors and executive officers as a group (11 persons)	4,682,763	1,391,275	32.9%

(1)
1,486,457 shares of Common Stock and warrants exercisable into 371,614 shares of Common Stock are directly owned by Alloy Ventures 2000, L.P. (“Alloy Ventures”), 306,489 shares of Common Stock and warrants exercisable into 76,622 shares of Common Stock are directly owned by Alloy Investors 2000, L.P. (“Alloy Investors”), 178,648 shares of Common Stock and warrants exercisable into 44,662 shares of Common Stock are directly owned by Alloy Corporate 2000, L.P. (“Alloy Corporate”) and 76,187 shares of Common Stock and warrants exercisable into 19,047 shares of Common Stock are directly owned by Alloy Partners 2000, L.P. (“Alloy Partners”). Alloy Ventures 2000, LLC, the general partner of Alloy Ventures, Alloy Investors, Alloy Corporate and Alloy Partners, may be deemed to have sole voting power to vote these shares and Craig Taylor, Douglas E. Kelly, John F. Shoch and Tony Di Bona, the managing members of Alloy Ventures 2000, LLC, may be deemed to have shared power to vote these shares. Also includes 25,427 shares of common stock directly owned and options to purchase 31,798 common stock shares beneficially owned by Douglas E. Kelly.

(2)
Includes 295,749 shares held by Mr. Sawyer, options to purchase 180,000 common stock shares beneficially owned by Mr. Sawyer and 628,210 shares held by Interface Biomedical Laboratories Corporation, of which Mr. Sawyer is a shareholder.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (“10% Stockholders”) to file with the SEC and the National Association of Securities Dealers reports of ownership on Form 3 and reports on changes in ownership on Form 4 or Form 5. Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required for such persons, the Company believes that during our 2001 fiscal year its executive officers, directors and 10% Stockholders complied with all applicable Section 16(a) filing requirements except for the following instances where timely compliance could not be determined, if at all: (1) Form 3 for the following persons: M. Eagle, R. Elenbaas, J. Fischer (2) Form 4 for the grant of options for the following persons: O. Bergheim, D. Brown, M. Eagle, M. Egan, R. Elenbaas, D. Kelly, G. Russell, C. Dauer, D. Ellis, S. Huie, C. Reich, J. Rondinone, P. Sawyer, L. Strauss (3) Form 4 for the purchase of Company stock for the following persons: D. Brown, C. Dauer, D. Ellis, S. Huie, C. Reich, J. Rondinone (4) Form 5 for the following persons: J. Fischer, R. Elenbaas, O. Bergheim

Item 13.     Certain Relationships And Related Transactions.

All future transactions, including any loans from the Company to its officers, directors, principal stockholders or affiliates, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested members of the Board of Directors or, if required by law, a majority of disinterested stockholders, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

On April 2, 2001, in a private placement transaction, we sold 2,047,781 shares of common stock at $2.93 a share and warrants to purchase 511,945 shares of common stock, exercisable at $3.66 a share to Alloy Ventures 2000, LLC. Douglas E. Kelly, one of our directors, is a Managing Member of Alloy Ventures 2000, LLC. In addition, we sold 409,556 shares of common stock at $2.93 a share and warrants to purchase 102,389 shares of common stock, exercisable at $3.66 a share to the State of Wisconsin Investment Board, a stockholder who previously owned more than 5% of our outstanding common stock. For additional information regarding the ownership of securities by executive officer, director and stockholders who beneficially own 5% or more of our outstanding common stock, please see “Security Ownership of Certain Beneficial Owner and Management”.

As of July 22, 1998, we had entered into employment agreements with Christopher S. Dauer, James C. Fischer, Scott A. Huie, Cary J. Reich and Joseph F. Rondinone. The agreements provide that all unvested option shares shall immediately vest upon a change of control event, which is defined as a transaction wherein our stockholders immediately before the transaction do not retain direct or indirect beneficial ownership of more than 50% of the total combined voting power of our outstanding voting stock immediately after the transaction. The agreements also provide for severance benefits upon a termination other than for cause. These benefits include: three months continued salary, vesting of 50% of outstanding options and a one-year right to purchase vested options from the date of termination.

In June 1999, we entered into employment agreements with Dan S. Ellis and Larry J. Strauss. The agreements provide that all unvested option shares shall immediately vest upon a change of control event, which is defined as a transaction wherein our stockholders immediately before the transaction do not retain direct or indirect beneficial ownership of more than 50% of the total combined voting power of our outstanding voting stock immediately after the transaction.

PART IV

Item 14.     Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements	Page(s)
		Report of Independent Accountants	F-2
		Consolidated Balance Sheets, December 31, 2001 and 2000.	F-3
		Consolidated Statements of Operations and Comprehensive Loss, Years Ended December 31, 2001, 2000 and 1999	F-4
		Consolidated Statements of Stockholders’ Equity, Years Ended December 31, 2001, 2000 and 1999	F-5
		Consolidated Statements of Cash Flows, Years Ended December 31, 2001, 2000 and 1999.	F-6
		Notes to Consolidated Financial Statements.	F-7 to F-18

	2.	Financial Statement Schedule

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

The Company filed a Report on Form 8-K dated December 31, 2001, regarding the completion of a negotiated settlement and mutual release with Sulzer Spine-Tech to dismiss the arbitration with prejudice on confidential terms.

(c)  Exhibits

See Item 14 (a) 3. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION MEDICAL TECHNOLOGIES,
Da	te: March 7, 2002

By:  /s/     PHILIP M. SAWYER

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

Signature	Title	Date

/s/ PHILIP M. SAWYER (Philip M. Sawyer)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2002

/s/ LARRY J. STRAUSS (Larry J. Strauss)	Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	March 7, 2002

/s/ GORDON W. RUSSELL (Gordon W. Russell)	Chairman of the Board of Directors	March 7, 2002

/s/ OLAV B. BERGHEIM (Olav B. Bergheim)	Director	March 7, 2002

/s/ MICHAEL L. EAGLE (Michael L. Eagle)	Director	March 7, 2002

/s/ J. MICHAEL EGAN (J. Michael Egan)	Director	March 7, 2002

/s/ RONALD A. ELENBAAS (Ronald A. Elenbaas)	Director	March 7, 2002

/s/ DOUGLAS E. KELLY, M.D. (Douglas E. Kelly, M.D.)	Director	March 7, 2002

INDEX TO EXHIBITS

(a)    Exhibits

3.1(1)	Certificate of Incorporation of Fusion Medical Technologies, Inc.
3.3(1)	Amended and Restated By-laws of Fusion Medical Technologies, Inc.
4.1(8)
Preferred Shares Rights Agreement dated October 10, 1997 between Fusion Medical Technologies, Inc. and Bank of Boston, N.A., including the form of Rights Certificate, the Certificate of Designation and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.2(9)	First Amendment to the Preferred Shares Rights Agreement dated March 30, 1999 between Fusion Medical Technologies, Inc. and Bank of Boston, N.A.
4.3(4)	Second Amendment to the Preferred Shares Rights Agreement dated April 11, 2001, between Fusion Medical Technologies, Inc. and EquiServe Trust Company, N.A.
4.4(6)	Stock Purchase Agreement dated as of June 7, 2000.
4.5(10)	Form of Stock Purchase and Warrant Agreement dated as of April 2, 2001.
4.6(10)	Form of Warrant to Purchase Shares of Common Stock dated as of April 2, 2001.
10.1(1)	Restated Shareholder Rights Agreement dated as of January 17, 1995.
10.2(1)	1993 Stock Option Plan, as amended, and form of stock option agreement.
10.3(1)	1996 Employee Stock Purchase Plan.
10.4(1)	1996 Director Stock Option Plan, and form of stock option agreement.
10.5(1)	Form of Director and Officer Indemnification Agreements.
10.8(2)	First Amendment to Warrant to Purchase Stock dated December 21, 1997 between Fusion Medical Technologies, Inc. and Imperial Bank.
10.9(2)	Warrant to Purchase Stock dated December 21, 1997 between Fusion Medical Technologies, Inc. and Imperial Bank.
10.10(3)	Purchase Agreement dated January 1, 1997 between Fusion Medical Technologies, Inc. and Spear Products.
10.11(1)	Manufacturing Agreement dated September 28, 1998 between Fusion Medical Technologies, Inc. and GenTrac, Inc.
10.13(5)	Lease Agreement dated October 15, 1999 between Fusion Medical Technologies, Inc. and Tarlton/Wohl Venture Nine LLC.
10.14(7)	Finance Agreement dated June 6, 2000 between Fusion Medical Technologies, Inc. and Transamerica Business Credit Corporation.
10.15(1)	Form of Employment Letter Agreement between Fusion Medical Technologies, Inc. and Cary J. Reich, Scott A. Huie and Joseph F. Rondinone.
10.16	Loan and Security Agreement between the Fusion Medical Technologies, Inc. and Silicon Valley Bank dated January 15, 2002.
10.17	Employment Offer Letter between Fusion Medical Technologies, Inc. and Larry J. Strauss dated June 3, 1999.
10.18	Employment Offer Letter between Fusion Medical Technologies, Inc. and Dan Ellis dated April 29, 1999.
10.19	Employment Offer Letter between Fusion Medical Technologies, Inc. and James Fischer dated May 16, 1995.
10.20	Employment Offer Letter between Fusion Medical Technologies, Inc. and Christopher Dauer dated July 10, 1996.
10.21	Form of addendum to Offer Letter between Fusion Medical Technologies, Inc. and Christopher Dauer, James Fischer, Scott Huie, Cary Reich and Joseph Rondinone dated July 22, 1998.
23.1	Consent of Pricewaterhouse Coopers LLP, Independent Accountants.

(1)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 SEC filed on February 9, 1999.
(2)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(3)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended March 31, 1999.
(4)	Incorporated by reference to exhibits filed with our Form 8-A12G/A filed on April 11, 2001
(5)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 1999.
(6)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-3 filed on June 26, 2000.
(7)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 2000.
(8)	Incorporated by reference to exhibits filed with our Form 8-A filed on November 5, 1997.
(9)	Incorporated by reference to exhibits filed with our Form 8-K filed on April 8, 1999.
(10)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-3 filed on May 9, 2001.

Fusion™, Fusion Medical Technologies, Inc.™, FloSeal Matrix™, FloSeal®, Proceed™ RapiSeal Patch™ and SilverBullet™ are trademarks of Fusion Medical Technologies, Inc. Any use is strictly prohibited without the prior written consent of Fusion Medical Technologies, Inc.

FUSION MEDICAL TECHNOLOGIES, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Fusion Medical Technologies, Inc.

In our opinion, the financial statements listed in the accompanying index appearing under Item 14(a)1. on page 42 present fairly, in all material respects, the financial position of Fusion Medical Technologies, Inc. and its subsidiary (the “Company”) at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/	PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 21, 2002, except as to
Note 13, which is as of February, 26, 2002

FUSION MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$1,188	$3,668
Available-for-sale-securities	2,369	4,489
Accounts receivable, net of allowances of $11 in 2001 and $0 in 2000	2,182	978
Inventory	1,673	1,018
Prepaids and other current assets	213	197

Total current assets	7,625	10,350
Restricted cash deposits	1,094	1,661
Property and equipment, net	5,659	5,483
Other assets	157	215

Total assets	$14,535	$17,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,782	$921
Accrued expenses	1,959	889
Current portion of equipment financing	223	191
Bank borrowings	—	88

Total current liabilities	3,964	2,089
Deferred rent	168	47
Equipment financing, net of current portion	529	752

Total liabilities	4,661	2,888

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.001: Authorized: 5,000 shares; issued and outstanding: none	—	—
Common stock, par value $0.001: Authorized: 50,000 shares; issued and outstanding: 14,186 shares in 2001 and 11,274 shares in 2000	14	11
Additional paid-in capital	74,963	66,436
Deferred compensation	(178)	(359)
Accumulated other comprehensive income	17	4
Accumulated deficit	(64,942)	(51,271)

Total stockholders’ equity	9,874	14,821

Total liabilities and stockholders’ equity	$14,535	$17,709

The accompanying notes are an integral part of these consolidated financial statements.

FUSION MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31
	2001	2000	1999
Net sales	$12,494	$4,949	$254
Cost of sales and start-up manufacturing costs	8,595	5,235	731

Gross profit (loss)	3,899	(286)	(477)

Operating expenses:
Research and development	5,987	6,013	5,095
Sales and marketing	7,987	5,244	1,441
General and administrative	3,769	3,007	1,799

Total operating expenses	17,743	14,264	8,335

Loss from operations	(13,844)	(14,550)	(8,812)
Interest income	298	889	513
Interest expense	(125)	(53)	(26)

Net loss	(13,671)	(13,714)	(8,325)
Other comprehensive income (loss):
Change in unrealized gain or loss on available for sale securities	13	33	(31)

Comprehensive loss	$(13,658)	$(13,681)	$(8,356)

Basic and diluted net loss per share	$(1.02)	$(1.28)	$(0.96)

Shares used in computing basic and diluted net loss per share	13,355	10,728	8,707

The accompanying notes are an integral part of these consolidated financial statements.

FUSION MEDICAL TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2001
(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated	Total
	Shares	Amount
Balances, January 1, 1999	7,211	$7	$36,137	$(87)	$2	$(29,232)	$6,827
Issuance of common stock:
Follow-on public offering, net of issuance costs	1,800	2	8,143	—	—	—	8,145
Private placement, net of issuance costs	872	1	7,615	—	—	—	7,616
Upon exercise of stock options	109	—	212	—	—	—	212
Under employee stock purchase plan	17	—	103	—	—	—	103
Change in unrealized gain/loss on available for sale securities	—	—	—	—	(31)	—	(31)
Deferred compensation	—	—	354	(354)	—	—
Amortization of deferred compensation	—	—	—	239	—	—	239
Net loss	—	—	—	—	—	(8,325)	(8,325)

Balances, December 31, 1999	10,009	10	52,564	(202)	(29)	(37,557)	14,786
Issuance of common stock:
Private placement, net of issuance costs	1,100	1	12,963	—	—	—	12,964
Upon exercise of stock options	134	—	373	—	—	—	373
Under employee stock purchase plan	31	—	194	—	—	—	194
Change in unrealized gain/loss on available-for-sale securities	—	—	—	—	33	—	33
Deferred compensation	—	—	342	(342)	—	—	—
Amortization of deferred compensation	—	—	—	185	—	—	185
Net loss	—	—	—	—	—	(13,714)	(13,714)

Balances, December 31, 2000	11,274	11	66,436	(359)	4	(51,271)	14,821
Issuance of common stock:
Private placement, net of issuance costs	2,730	3	7,877	—	—	—	7,880
Upon exercise of stock warrants	107	—	374	—	—	—	374
Upon exercise of stock options	23	—	88	—	—	—	88
Under employee stock purchase plan	52	—	233	—	—	—	233
Change in unrealized gain/loss on available-for-sale securities	—	—	—	—	13	—	13
Deferred compensation	—	—	(45)	45	—	—	—
Amortization of deferred compensation	—	—	—	136	—	—	136
Net loss	—	—	—	—	—	$(13,671)	(13,671)

Balances, December 31, 2001	14,186	$14	$74,963	$(178)	$17	$(64,942)	$(64,942)

The accompanying notes are an integral part of these consolidated financial statements.

FUSION MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2001	2000	1999
Cash flows used for operating activities:
Net loss	$(13,671)	$(13,714)	$(8,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,537	712	432
Accretion and amortization of available-for-sale securities	17	15	(8)
Amortization of deferred compensation	136	185	239
Deferred rent	121	47	—
Provision for doubtful accounts	11	—	—
Changes in assets and liabilities:
Accounts receivable	(1,215)	(831)	(147)
Inventories	(655)	(436)	(582)
Prepaids and other current assets	(16)	(15)	(47)
Other assets	58	(14)	(147)
Accounts payable	861	202	562
Accrued expenses	1,070	382	(276)

Net cash used in operating activities	(11,746)	(13,467)	(8,299)

Cash flows from investing activities:
Acquisition of property and equipment	(1,713)	(5,157)	(735)
Purchases of available-for-sale-securities	(6,914)	(14,264)	(7,513)
Sales of available-for-sale securities	9,030	14,607	5,689
Restricted cash	567	(573)	(1,088)

Net cash provided by (used in) investing activities	970	(5,387)	(3,647)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	8,113	13,531	16,076
Proceeds from the exercise of warrants	374	—	—
Proceeds from exercise of common stock options	88	—	—
Proceeds from equipment financing	—	989	—
Payments on equipment financing	(191)	(46)	—
Repayment of notes payable	(88)	(116)	(117)

Net cash provided by financing activities	8,296	14,358	15,959

Net increase (decrease) in cash and cash equivalents	(2,480)	(4,496)	4,013
Cash and cash equivalents, beginning of year	3,668	8,164	4,151

Cash and cash equivalents, end of year	$1,188	$3,668	$8,164

Supplemental disclosure of cash flow information:
Cash paid for interest	$125	$53	$26

Supplemental disclosure of noncash investing and financing activities:
Deferred compensation	$(45)	$3342	$354

The accompanying notes are an intergral part of these consolidated financial statements.

FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Formation and Business of the Company

Fusion Medical Technologies, Inc. (the “Company”) was incorporated in the State of Delaware in 1992. The Company is developing and commercializing proprietary collagen gel-based products used to stop bleeding during surgical procedures.

The Company sold 2,100,000 shares of common stock at $13.00 per share through an initial public offering in June 1996. Net proceeds (after underwriter’s commissions and fees along with other costs associated with the offering) totaled $24,419,000. Upon completion of the offering, all outstanding shares of preferred stock (a total of 7,659,000 shares) were converted into shares of common stock.

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

In April 2001, the Company closed a private placement financing with selected accredited investors of 2,730,375 shares of common stock at $2.93 per share. Net proceeds, after commissions and fees along with other costs associated with the offering, were 7,880,000.

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. In the course of its development, the Company has sustained operating losses and expects such losses to continue into at least 2002. Management believes its cash and available-for-sale securities balances as of December 31, 2001 to be sufficient to meet the Company’s capital and operating requirements for the next 12 months. To provide an additional source of available funds, the Company has obtained a line of credit facility of up to $2,100,000, effective January 15, 2002, see note 5.

The Company may require additional financing in the future. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company’s long term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability, and its ability to develop and market new products. The failure to achieve these goals could have a materially adverse effect on the Company’s business, operating results and financial condition.

2.    Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has classified its investments as “available-for-sale.” Such investments are recorded at fair value and unrealized gains and losses are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to “interest income.” The cost of securities sold is based upon the specific identification method.

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

Advertising Expenses

The Company recognizes advertising expenses as they are incurred. Advertising expenses for the years ended December 31, 2001, 2000 and 1999 were $35,000, $46,000 and $12,000 respectively.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No.101 “ Revenue Recognition in Financial Statements”. Revenue from product sales is recognized upon shipment to the customer against a valid purchase order, provided no significant obligations remain and collection of the receivables is probable.

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Credit Risk

The Company’s cash, cash equivalents and available-for-sale securities are maintained at two financial institutions. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

For the year-ended December 31, 2001, one customer accounted for 28% of the Company’s revenues.

Risks and Uncertainties

The Company is dependant upon the success of its first commercial product FloSeal® Matrix Hemostatic Sealant (FloSeal). The Company’s future success depends upon its ability to increase revenues from the sale of FloSeal, its ability to develop, introduce and market new products, and its ability to obtain components from key suppliers.

The Company’s products under development require approvals from the Food and Drug Administration (“FDA”) and international regulatory agencies prior to the commencement of commercialized sales. There can be no assurance that the Company’s products under development will receive the required approvals. If the Company was denied such approvals, or such approvals were delayed, it may have a materially adverse impact on the Company.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s bank borrowings approximate fair value. Estimated fair values for available-for-sale securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.

Stock options to purchase 3,060,000, 2,447,000 and 1,850,000 shares of common stock at prices ranging from $0.16 to $17.63 per share were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share because they were anti-dilutive. Warrants to purchase 584,959, 4,500 and 12,785 shares of common stock at prices ranging from $3.66 to $4.00 per share were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation

FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of diluted net loss per share because they were anti-dilutive. The aforementioned stock options and warrants could potentially dilute earnings per share in the future.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting and Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supercedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sales, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company’s financial position or results of operations.

In July 2001, the Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2002. The Company believes that the adoption of these standards will have no material impact on its financial statements or results of operations.

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No.00-14, Accounting for Certain Sales Incentives, effective for periods beginning after December 15, 2001. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for Points and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. Management does not expect the adoption of these standards to have a material impact on the Company’s financial position or results of operations.

FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Available-for-Sale Securities

The following summarizes the Company’s available-for-sale securities (in thousands):

	Cost	Unrealized Gain/(Loss)	Accretion (Amortization)	Fair Value	Maturity Dates
December 31, 2001
Corporate Bonds	$1,859	$15	$(11)	$1,863	1/02-7/02
Federal Agencies	$510	$2	$(6)	$506	4/02

Total	$2,369	$17	$(17)	$2,369

December 31, 2000
Corporate Bonds	$2,936	$5	$5	$2,946	2/01-1/02
Federal Agencies	$1,534	$(1)	$10	$1,543	1/01-3/01

Total	$4,470	$4	$15	$4,489

4.    Balance Sheet Details

	December 31
	2001	2000
	(In Thousands)
Inventory:
Raw materials	$549	$335
Work in progress	209	343
Finished goods	915	340

Total	$1,673	$1,018

	December 31
	2001	2000
	(In Thousands)
Property and equipment:
Computer equipment	$536	$517
Office furniture and equipment	1,193	931
Machinery and equipment	2,391	2,431
Leasehold improvements	5,040	3,638
Construction in progress	190	120

Total	9,350	7,637
Less accumulated depreciation and amortization	(3,691)	(2,154)

Net property and equipment	$5,659	$5,483

	December 31
	2001	2000
	(In Thousands)
Accrued expenses:
Accrued compensation	$1,383	$663
Accrued professional fees	414	194
Other operating expenses	162	32

Total	$1,959	$889

FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Debt

In December 1997, the Company signed a loan agreement with a bank to finance existing equipment and future equipment purchases up to $2,500,000. Subject to certain terms and conditions, the facility financed a percentage of the invoice cost of existing equipment and all of the invoice cost of future equipment purchases. The equipment purchased served as collateral. Borrowings under the facility, as amended, expired in February 1998. As of December 31, 2001, the obligation had been paid in full. The loan was payable in monthly installments bearing interest at the rate of prime plus 1.5% per annum, with the final payment being made in October, 2001.

In April 2000, the Company accepted a commitment to finance existing equipment and future equipment purchases up to $3,000,000 towards production equipment, research and development equipment, computer equipment and office furnishings. As of December 31, 2001, the Company had a balance of $752,000 outstanding. The loan is payable in monthly installments bearing interest at 14.7% per annum. A balloon payment of 10% of the original principal amount is due at the end of each loan term. No additional drawdowns are available under this agreement.

Future payments of principal under this loan agreement are as follows:

Year	Amount
(In Thousands)
2002	$223
2003	256
2004	273

$752

In January, 2002, the Company obtained an asset-based line of credit of up to $2,100,000 with a bank. The facility includes a $1,087,500 sub limit for issuance of a standby letter of credit and an interest rate of prime plus 1.5% per annum. The line of credit is collateralized by all of the assets of the company, excluding intellectual property. Advances are available, based upon a borrowing base of eligible accounts receivable until January 15, 2003.

6.    Commitments and contingencies

The Company leases office, laboratory and manufacturing space under several operating leases, the latest expiring in December 2006. The Company recognizes rent expense on a straight line basis over the lease term.

The Company obtained a letter of credit in favor of the landlord of the Fremont building in the amount of $1,087,500. The letter of credit is cash collateralized in an interest bearing account and is reflected as restricted cash on the accompanying balance sheet. In exchange for the letter of credit, the landlord provided improvements to the site equal to $1,087,500. Repayment to the landlord for these improvements are deemed rental payments and are payable during the initial term of the lease. The letter of credit extends through the initial lease term.

In July 2000, the Company reserved funds in an escrow account for leasehold improvements for the Company’s Fremont building. The Company agreed to escrow monies into an interest bearing bank account at the fiduciary care of the landlord as the reserve fund. Final completion of the Phase II construction occurred during 2001, and there are no remaining funds held in escrow.

Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $1,946,000, $1,417,000 and $436,000, respectively.

FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum future lease payments under the lease agreements at December 31, 2001 are as follows (in thousands):

Year	Amount
2002	$1,591
2003	1,591
2004	1,591
2005	1,573
2006	1,573

$7,919

On December 19, 2000, Cohesion Technologies, Inc. filed a patent infringement action against the Company in United States District Court, Northern District of California (San Jose) claiming the Company infringed on Cohesion Technologies’ “Collagen-Polymer Matrices With Differential Biodegradability” patent (Patent #6,110,484), which claims a method for forming fibrin matrix at a tissue site. On September 5, 2001 Cohesion Technologies added patent #6,277,394 B1 to the existing patent infringement action. Cohesion Technologies is seeking unspecified damages and permanent injunctive relief. This litigation is in the early stages. No court has made a decision on any substantive issue that could indicate a likely outcome of the litigation, and litigation results are unpredictable. The Company believes the Cohesion Technologies’ claims are without merit.

7.    Stockholders’ Equity

Preferred Stock

Under the Company’s Restated Articles of Incorporation, the Company’s preferred stock is issuable in series. As of December 31, 2001, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued or outstanding.

Warrants

During September 1994, in connection with the issuance of a note payable, the Company issued a warrant to purchase 20,000 shares of Series B preferred stock at an exercise price of $1.66 per share. Upon the close of the Company’s initial public offering and conversion of the Company’s previously outstanding preferred stock into common stock, the warrant became exercisable for 8,285 shares of common stock at an exercise price of $4.80 per share. In 1997, this warrant was modified to $4.00 per share and the expiration date was extended to September 2000.

The warrant holder exercised all 8,285 warrants through the conversion right included in the warrant agreement. The holder converted the total 8,285 shares into 5,339 shares in accordance with the stipulated conversion formula.

In December 1997, in connection with bank borrowings, the Company issued warrants to purchase 4,500 common shares at an exercise price of $4.00 per share. In April 2001, the issuance of common shares by the Company triggered an anti-dilution provision that increased the warrants to 4,755 common shares and reduced the price to $3.79 per share. These warrants expire five years after issuance. The value of these warrants was calculated using the Black Scholes Model and the calculated value was deemed to be insignificant. These warrants were outstanding as of December 31, 2001.

FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2001, in connection with the issuance of common shares, the Company issued warrants to purchase 682,593 common shares at an exercise price of $3.66 per share. On July 20, 2001, warrants to purchase 102,389 common shares were exercised. As of December 31, 2001, 580,204 warrants were outstanding.

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

In the event that options are exercised prior to vesting, upon termination of service, the Company has the right to repurchase the issued common stock at the original issuance price. Shares are released from the Company’s repurchase option over periods consistent with the original options’ vesting period. As of December 31, 2001, 149 shares are subject to repurchase. The Company has reserved 4,300,000 shares of common stock for issuances to employees, and officers under the Plan. As of December 31, 2001, there were 744,000 shares of common stock available for issuance under the Plan.

Activity under the Plan is as follows (in thousands, except per share data):

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Total
Balances, December 31, 1998	528	1,041	$3.31	$3,449
Additional shares authorized under the Plan	750	—	—	—
Options granted	(926)	926	8.08	7,481
Options cancelled	65	(65)	4.41	(286)
Options exercised	—	(109)	1.94	(212)

Balances, December 31, 1999	417	1,793	5.82	10,432
Additional shares authorized under the Plan	950	—	—	—
Options granted	(731)	731	12.81	9,364
Options cancelled	16	(16)	9.04	(145)
Options exercised	—	(134)	2.78	(373)

Balances, December 31, 2000	652	2,374	8.12	19,278
Additional shares authorized under the Plan	710	—	—	—
Options granted	(816)	816	4.60	3,753
Options cancelled	198	(198)	9.10	(1,802)
Options exercised	—	(17)	3.82	(65)

Balances, December 31, 2001	744	2,975	$7.08	$21,164

The Company accounts for options granted to consultants in accordance with the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” and EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. During 1999, the Company granted 30,000 non-qualified stock options to

FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consultants at exercise prices ranging from $3.25 to $8.97 per share. The Company determined the fair market value of these options using the Black Scholes option pricing model with the following assumptions: expected life of ten years, a weighted average risk-free interest rate of 5.0%, expected dividend yield of zero and volatility of 90%.

During 2000, the Company granted 3,500 non-qualified stock options to consultants at exercise prices ranging from $11.00 to $11.31 per share. The Company determined the fair market value of these options using the Black Scholes option pricing model with the following assumptions: expected life of ten years, a weighted average risk-free interest rate of 6.1%, expected dividend yield of zero and volatility of 104%.

Director Option Plan

In May 1996, the Company approved the Director Option Plan and reserved 120,000 shares of common stock for issuance. Options to purchase 28,800, 16,000 and 20,800 shares were granted in 2001, 2000 and 1999, respectively. A total number of 104,000 shares have been granted under the Director Option Plan. Shares are granted under the plan at 100% of the fair value of the Company’s common stock on the date of the grant. The options begin vesting upon issuance on a ratable basis over 48 months. These options expire ten years from the date of grant and are only exercisable upon vesting.

The number of options exercised in 2001, 2000 and 1999 were 5,600, none and 2,532, respectively and the number of options cancelled in 2001, 2000 and 1999 were 11,068, none and none, respectively. As of December 31, 2001, 2000 and 1999, the number of options outstanding were, 84,800, 72,668 and 56,668, respectively.

Employee Stock Purchase Plan

In May 1996, the Company approved the Employee Stock Purchase Plan and reserved 280,000 shares of common stock for issuance. In 2001, a total of 51,852 shares of common stock were purchased under the plan at prices ranging from $4.20–$5.12 per share. In 2000, 30,408 shares of common stock were purchased under the plan at prices ranging from $6.35–$11.05 per share. Shares are purchased through employee’s payroll deductions at purchase prices equal to 85% of the lesser of the fair value of the Company’s common stock at either the beginning or the end of the six-month purchase period.

Stock-Based Compensation

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123) “Accounting for Stock-Based Compensation.” Had compensation cost for the Plan, the Director Option Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted net loss per share for the years ended December 31, 2001, 2000 and 1999 would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	2001	2000	1999
Net loss—as reported	$(13,671)	$(13,714)	$(8,325)

Net loss—pro forma	$(17,205)	$(16,752)	$(9,176)

Basic and diluted net loss per share-as reported	$(1.02)	$(1.28)	$(0.96)

Basic and diluted net loss per share-pro forma	$(1.29)	$(1.56)	$(1.05)

FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	2001	2000	1999
Risk-free interest rate	4.07%-5.08%	5.97%-6.79%	4.67%-6.80%
Expected life	4 years	4 years	4 years
Expected dividends	—	—	—
Expected volatility	103%	104%	80%

For the years ended December 31, 2001, 2000 and 1999, the weighted average fair value of options granted was $3.18, $9.47 and $4.36 per share, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2001 are as follows (in thousands, except per share data):

	Options Currently			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.16– 0.41	141	3.09	$0.34	141	$0.34
$ 1.00– 2.41	19	4.09	2.39	19	2.39
$ 2.94– 4.38	991	7.68	4.09	527	4.18
$ 4.75– 7.13	753	7.17	5.47	529	5.38
$ 7.56–14.00	1,099	7.97	11.35	591	11.27
$14.50–17.63	57	8.25	16.42	26	16.33

	3,060	7.43	7.08	1,833	6.67

As of December 31, 2000 and 1999, options to purchase 1,214,000 and 799,000 shares of common stock were exercisable at weighted average exercise prices of $5.94 and $3.78, respectively.

8.    Employee Benefit Plan

During 1995, the Company established a Retirement Savings and Investment Plan (the 401(k) Plan) under which employees may defer a portion of their salary up to the maximum allowed under IRS rules. The Company has the discretion to make contributions to the 401(k) Plan. To date, the Company has not made any contributions to the 401(k) Plan.

9.    Related Parties

The Company has a consulting contract with a retired surgeon and medical device designer. The contract pays a maximum of $750 per month for consulting services and reimburses him for related expenses. The retired surgeon is a shareholder of an affiliate of the Company and related to an executive officer. Total payments under this contract were $17,072, $20,626 and $30,098 for 2001, 2000 and 1999 respectively.

FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

The tax effects of the significant temporary differences, which comprise deferred tax assets (liabilities) at December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000
Capitalized start-up and research and development costs	$5,715	$5,148
Research and development credit	1,915	1,567
Depreciation	434	248
Net operating loss carryforwards	17,418	13,562
Other accrued expenses	506	271

Net deferred tax asset	25,988	20,796
Less valuation allowance	(25,988)	(20,796)

Net deferred income taxes	$—	$—

The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that a benefit can not be realized in the future due to the Company’s recurring operating losses.

The Company had federal and state net operating loss carryforwards of approximately $44,145,000 and $41,283,000, respectively, at December 31, 2001, available to offset future regular and alternative minimum taxable income. The Company’s net operating loss carryforwards expire in 2002 through 2021, if not utilized. The Company has federal and state research and development credit carryforwards of $1,155,000 and $765,000, respectively. These credit carryforwards will expire commencing in the year 2007, if not utilized. For federal and state tax purposes, a portion of the Company’s net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax law.

11.    Segment Information

The company has one operating segment based in the United States of America. During the years ended December 31, 2001, 2000 and 1999 the company recorded revenues of $1,071,000, $860,000 and $136,000 from customers domiciled outside of the United States. As of December 31, 2001 and 2000, the Company has $28,000 and none, respectively, of long-lived assets at its sales office in Munich, Germany.

FUSION MEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each of the eight quarters ended December 31, 2001. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary for the fair presentation of the results for the quarterly periods in 2001 and 2000. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period. (Dollar amounts in thousands except per-share data.)

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,396	$2,802	$2,752	$4,544
Gross profit	$428	$457	$303	$2,711
Net loss	$(3,862)	$(3,651)	$(4,020)	$(2,138)
Basic and diluted net loss per share	$(0.34)	$(0.26)	$(0.28)	$(0.15)
Shares used in computing basic and diluted net loss per share	11,281	13,788	14,138	14,171

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$715	$1,119	$1,297	$1,818
Gross profit (loss)	$(374)	$(155)	$9	$234
Net loss	$(3,136)	$(3,244)	$(3,558)	$(3,776)
Basic and diluted net loss per share	$(0.31)	$(0.31)	$(0.32)	$(0.34)
Shares used in computing basic and diluted net loss per share	10,026	10,363	11,223	11,260

13.    Subsequent Event

On February 26, 2002, the Company entered an agreement under which Baxter International Inc. will acquire all outstanding shares of the Company at $10 per share in a stock transaction approximating $157 million. The purchase is expected to close in the second quarter of 2002, pending shareholder and regulatory approval.