Form 10-K/A
period 2001-12-31
FUSION MEDICAL TECHNOLOGIES INC
filed 2002-03-15
CIK 1013466

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Fusion Medical Technologies, Inc. hereby amends its Form 10-K for the year ended December 31, 2001 (the “Form 10-K”) as set forth in this Form 10-K/A (the “Form 10-K/A”). This Form 10-K/A amends Items 1, 5, 6, 7, 11, 12 and 14. All other items of the Form 10-K/A are simply restated herein and have not been amended.

FUSION MEDICAL TECHNOLOGIES, INC.

Forward-Looking Statements

This annual report on Form 10-K/A, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This annual report includes statements relating to products in development, the fluctuations in our revenues and expenses as our business expands, our plans to reach profitability, our plans to achieve third party reimbursements for our products and our ability to fund current and planned operations. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in “Additional Factors that Might Affect Future Results,” found on pages 15 to 24 in our annual report, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, a failure to complete our acquisition by Baxter, a failure to reach profitability, fluctuations in our operating results, a failure to efficiently manufacture our product, failure to grow our sales and distribution capabilities, increased competition, dependence on single suppliers for raw materials, natural disasters, failure to develop new products, failure to improve operational efficiencies, failure to obtain regulatory approvals, failure to maintain and comply with regulatory rules, risks associated with foreign operations, failure to protect our intellectual property, infringement of third-party intellectual property rights, failure to obtain third-party reimbursement for our product, dependence on products derived from cows, reclassification of our product in Europe, product liability claims and the failure to attract and retain key and qualified employees.

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

On February 26, 2002, we agreed to accept an offer from Baxter International Inc. to acquire Fusion Medical Technologies Inc. in a stock transaction valued at $157 million. Baxter will pay $10 per share in Baxter common stock at the closing of the transaction for each outstanding Fusion share, subject to adjustment according to the Merger Agreement and pending approval by Fusion’s stockholders and regulatory authorities. The Merger Agreement was filed with our Form 8-K on March 1, 2002 and is incorporated by reference into this document. In connection with the proposed acquisition, Baxter expects to file a Form S-4/proxy statement/prospectus with the United States Securities and Exchange Commission. A proxy statement/prospectus will be mailed to all Fusion stockholders, which will contain important information about the proposed acquisition, risks relating to the acquisition and other related matters. We urge all of our stockholders to read the proxy statement/prospectus when it becomes available.

We were incorporated in Delaware in October 1992.

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

In addition, we have regional distributors in Switzerland, the Netherlands, Sweden, Austria, Italy, Spain, the United Kingdom, Belgium, Denmark and Finland that market FloSeal in the European Union and the other countries in Europe that recognize and give effect to the European Union’s certification of FloSeal. In Germany, we sell FloSeal through three direct sales people. Sales outside the United States were approximately 9% of total sales in 2001. We believe sales of FloSeal outside the United States will continue to grow but will remain at less than 10% of total sales for the next few years. See also Note 11—Segment Information in our Notes To Consolidated Financial Statements for a discussion about financial information related to segments and geographic areas.

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

As of February 26, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $8.30, there were 94 shareholders of record and there were 14,225,074 shares outstanding.

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

Since our incorporation in October 1992, we have not declared or paid any cash dividends.

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

	Year Ended December 31
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statements of Operations Data:
Net sales	$12,494	$4,949	$254	—	$153
Cost of sales and manufacturing start-up cost	8,595	5,235	731	—	968

Gross profit (loss)	3,899	(286)	(477)	—	(815)

Operating expenses:
Researach and development	5,987	6,013	5,095	6,145	5,647
Sales and marketing	7,987	5,244	1,441	614	2,421
General and administrative	3,769	3,007	1,799	1,470	2,053

Total operating expenses	17,743	14,264	8,335	8,229	10,121

Loss from operations	(13,844)	(14,550)	(8,812)	(8,229)	(10,936)
Interest income, net	173	836	487	542	984

Net loss	$(13,671)	$(13,714)	$(8,325)	$(7,687)	$(9,952)

Basic and diluted net loss per share	$(1.02)	$(1.28)	$(0.96)	$(1.08)	$(1.41)

Shares used in computing basic and diluted net loss per share	13,355	10,728	8,707	7,145	7,070

Balance Sheet Data:
Cash, cash equivalents and available for sale securities	$3,557	$8,157	$12,978	$7,164	$14,459
Working capital	3,661	8,261	11,550	6,242	11,850
Total assets	14,535	17,709	16,216	8,088	15,540
Long term debt, including current portion	752	1,031	204	321	43
Accumulated deficit	(64,942)	(51,271)	(37,557)	(29,232)	(21,545)
Total stockholders’ equity	9,874	14,821	14,786	6,827	14,224

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

We anticipate sales increasing as FloSeal is used more often by doctors currently using FloSeal, as additional doctors within the existing customer base of hospitals begin using FloSeal, and as we add new hospitals as customers. We anticipate incurring increased expenses relating to FloSeal sales, marketing, manufacturing, while research and development expenses should remain relatively flat. Due to costs related to the pending acquisition by Baxter, we anticipate increased general and administrative costs in the first and second quarters of 2002. We have not achieved, nor do we expect to achieve, profitability before the fourth quarter of 2002. Inflation has not had a material impact on our past revenues or our continuing operations.

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

On February 26, 2002, we agreed to accept an offer from Baxter International Inc. to acquire Fusion in a stock transaction valued at $157 million. Baxter will pay $10 per share in Baxter common stock at the closing of the transaction for each outstanding Fusion share, subject to adjustment according to the Merger Agreement and pending approval by Fusion’s stockholders and regulatory authorities. The Merger Agreement was filed with our Form 8-K on March 1, 2002 and is incorporated by reference into this document.

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

Cash, cash equivalents and available-for-sale securities totaled $3,557,000, $8,157,000 and $12,978,000 as of December 31, 2001, 2000 and 1999, respectively. Cash flows used in operating activities were $11,746,000, $13,467,000 and $8,299,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These cash outflows resulted primarily from funding our net losses. During the years ended December 31, 2001, 2000 and 1999, we also made investments in inventory of $655,000, $436,000 and $582,000, respectively and in accounts receivable of $1,215,000, $831,000 and $147,000, respectively. The increases in accounts receivable are fully attributable to the growth in sales for the respective time periods.

Net cash provided by investing activities was $970,000 for the year ended December 31, 2001 and net cash used by investing activities was $5,387,000 and $3,647,000 for the years ended December 31, 2000 and 1999, respectively. Cash was used for the acquisition of property and equipment of $1,713,000, $5,157,000 and $735,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001 net cash was provided by the liquidation of $567,000 of restricted cash for leasehold improvements and the net proceeds from the sale of available-for-sale securities of $2,116,000. During 2000, restricted cash increased by $573,000 to fund the leasehold improvements and new equipment for the Fremont, California facility. During 1999, restricted cash increased by $1,088,000 to collateralize a letter of credit related to the Fremont facility.

Net cash provided by financing activities was $8,296,000, $14,358,000 and $15,959,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The primary source of this cash was the net proceeds from the private sale of common stock in April 2001, June 2000, November 1999 and April 1999 plus an equipment financing in the third quarter of 2000.

In January 2002, the Company obtained an asset-based line of credit of up to $2,100,000 with a bank. The facility includes a $1,087,500 sub limit for issuance of a standby letter of credit and an interest rate of prime plus 1.5% per annum. The line of credit is collateralized by all of the assets of the Company, excluding intellectual property. In the event that the Company’s tangible net worth is significantly reduced, the collateral base will expand to include intellectual property. Advances are available, based upon a borrowing base of eligible accounts receivable until January 15, 2003. As of December 31, 2001, total funds available under the line would have been $1,495,000.

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

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors (the “Committee”) consists of three non-employee directors: Michael L. Eagle, Ronald A. Elenbaas and Douglas E. Kelly. The Committee was established in October 1993 and is responsible for reviewing and making recommendations to the Board of Directors regarding all forms of compensation to be provided to the executive officers and directors of the Company, including salaries, bonuses, stock compensation and loans, and all bonus and stock compensation to other employees.

Compensation Philosophy and Polices

The policy of the Committee is to attract and retain key personnel through the payment of competitive base salaries and to encourage and reward performance through stock ownership. The Committee’s objectives are to:

•	ensure that there is an appropriate relationship between executive compensation and the creation of stockholder value;

•	ensure that the total compensation program will motivate, retain and attract executives of outstanding abilities; and

•	ensure that current cash and equity incentive opportunities are competitive with comparable companies.

Elements of Compensation

Compensation for officers and key employees includes both cash and equity elements.

Cash compensation consists of base salary, which is determined on the basis of the level of responsibility, expertise and experience of the employee, taking into account competitive conditions in the industry. In addition, cash bonuses may be awarded to officers and other key employees. Compensation of sales personnel may include sales commissions tied to quarterly and annual targets.

Ownership of the Company’s Common Stock is a key element of executive compensation. Officers and other employees of the Company are eligible to participate in the 1993 Stock Option Plan (the “1993 Plan”) and the 1993 Employee Stock Purchase Plan (the “Purchase Plan”), which plans were adopted prior to the Company’s initial public offering in June 1996. The 1993 Plan permits the Board of Directors or the Committee to grant stock options to employees on such terms as the Board of Directors or the Committee may determine. The Committee has sole authority to grant stock options to executive officers of the Company and is currently administering stock option grants to all employees. In determining the size of a stock option grant to a new officer or other key employee, the Committee takes into account equity participation by comparable employees within the Company, external competitive stock option awards and other relevant factors. Additional options may be granted to current employees to reward exceptional performance or to provide additional equity incentives. These options typically vest over a four-year period and thus require the employee’s continuing efforts on behalf of the Company. The Purchase Plan permits employees to acquire Common Stock of the Company through payroll deductions and promotes broad-based equity participation throughout the Company. The Committee believes that it is in the stockholders’ interests to link employee compensation as closely as possible to equity appreciation and thus to share with the employees the benefits of their efforts on behalf of the Company’s success.

Fiscal 2001 Executive Compensation

Executive compensation for the fiscal year ended December 31, 2001 included base salary, cash bonus and incentive stock option grants. Executive base salary and total compensation for the fiscal year ended December 31, 2001 were determined after review of salary survey data for comparable public companies in the medical technology industry. Factors in selection of the appropriate data for comparison include company size and geographical location. In addition, the Committee reviewed compensation data extracted from the public records of comparable public companies in the medical technology device industry. These companies were selected based on comparable age as public companies, stage of development, geographical location and other relevant factors.

Chief Executive Officer Compensation for Fiscal 2001

Philip Sawyer’s salary for the fiscal year ended December 31, 2001 was $235,400. Mr. Sawyer did not receive a cash bonus during the 2001 fiscal year.

Summary

The Compensation Committee sets policy and administers the Company’s cash and equity incentive programs for the purpose of attracting and retaining highly skilled executives who will promote the Company’s business goals and provide incentive for these persons to achieve goals which will build long-term stockholder value.
CO	MPENSATION COMMITTEE
OF	THE BOARD OF DIRECTORS

Mi	chael L. Eagle
Ro	nald A. Elenbaas
Do	uglas E. Kelly, M.D.

Stock Performance Graph

The following graph compares the Company’s cumulative total stockholder return with those of the “Nasdaq Stock Market U.S.” Index and the “S&P Healthcare” Index. The graph assumes that $100 was invested (i) on June 7, 1996 (the effective date of the Company’s initial public offering) in the Company’s Common Stock and (ii) on June 30, 1996 in the Nasdaq Stock Market U. S. Index and the “S&P Healthcare” Index, including reinvestment of dividends, and reflects the change in the market price of the Company’s Common Stock relative to the noted indices at December 31, 2001. The performance shown is not necessarily indicative of future price performance.

The information contained in the Stock Performance Graph shall not be deemed “soliciting material” or to be filed with the Securities & Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

Item 12.     Security Ownership Of Certain Beneficial Owners And Management.

The following table sets forth the beneficial ownership of Common Stock of the Company as of February 26, 2002 for the following: (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each of the Company’s directors; (iii) each of the officers named in the Summary Compensation Table; and (iv) all current directors and Named Executive Officers of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Options and warrants to purchase shares of Common Stock that are exercisable within 60 days of February 26, 2002 are deemed to be beneficially owned by the person holding such options and warrants for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 14,225,074 shares of Common Stock outstanding as of February 26, 2002.

Name	Shares Beneficially Owned	Stock Options and Warrants Beneficially Owned	Percentage Beneficially Owned
State of Wisconsin Investment Board (1) 121 East Wilson Street Madison, Wisconsin 53707	2,671,445	0	18.8%

Alloy Ventures 2000, LLC (2) 480 Cowper Street Palo Alto, CA 94301	2,591,524	543,743	17.6%

Kern Capital Management LLC Robert E. Kern Jr. & David G. Kern 114 West 47th Street New York, New York 10036	1,101,600	0	7.7%

Douglas E. Kelly, M.D. (3)	2,616,951	543,743	17.7%

Philip M. Sawyer (4)	1,103,959	180,000	7.7%

Gordon W. Russell	253,078	40,083	1.8%

Cary J. Reich, Ph.D.	216,924	202,617	1.5%

Joseph F. Rondinone, Ph.D (5).	160,676	134,654	1.1%

Scott A. Huie	157,687	145,000	1.1%

Olav B. Bergheim	48,368	31,798	*

J. Michael Egan	26,632	26,632	*

Ronald A. Elenbaas	2,366	2,166	*

Michael L. Eagle	2,286	1,666	*

Dan S. Ellis	93,836	82,916	*

All directors and executive officers as a group (11 persons)	4,682,763	1,391,275	30.0%

*	Less than 1%

(1)
Based on information derived from a Schedule 13G/A filed on March 7, 2002 by the State of Wisconsin Investment Board pursuant to Schedule 13G of the Exchange Act and the rules promulgated thereunder, the State of Wisconsin Investment Board beneficially owned no shares of Fusion common stock as of the date of the filing.

(2)
Includes 1,486,457 shares of common stock and warrants exercisable into 371,614 shares of common stock directly owned by Alloy Ventures 2000, L.P., 306,489 shares of common stock and warrants exercisable into 76,622 shares of common stock directly owned by Alloy Investors 2000, L.P., 178,648 shares of common stock and warrants exercisable into 44,662 shares of common stock directly owned by Alloy Corporate 2000, L.P. and 76,187 shares of common stock and warrants exercisable into 19,047 shares of common stock directly owned by Alloy Partners 2000, L.P. Alloy Ventures 2000, LLC, the general partner of Alloy Ventures 2000, Alloy Investors 2000, Alloy Corporate 2000 and Alloy Partners 2000, may be deemed to have sole voting power to vote these shares and Craig Taylor, Douglas E. Kelly, John F. Shoch and Tony Di Bona, the managing members of Alloy Ventures 2000, LLC, may be deemed to have shared power to vote these shares. Also includes options to purchase 31,798 shares of common stock directly owned by Douglas E. Kelly.

(3)
Includes 25,427 shares of common stock owned directly and 2,591,524 shares of common stock beneficially owned by Alloy Ventures 2000, LLC. Mr. Kelly is a managing member of Alloy Ventures 2000, LLC, and may be deemed to have shared power to vote these shares.

(4)
Includes 295,749 shares held by Mr. Sawyer, options to purchase 180,000 shares of common stock beneficially owned by Mr. Sawyer and 628,210 shares of common stock held by Interface Biomedical Laboratories Corporation, of which Mr. Sawyer is a shareholder.

(5)	Mr. Rondinone has resigned his employment at Fusion effective March 29, 2002.

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

(c)  Exhibits

See Item 14 (a) 3. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSION MEDICAL TECHNOLOGIES,
Da	te: March 15, 2002

By:  /s/     LARRY J. STRAUSS

Larry J. Strauss
Vice President, Finance and Chief Financial Officer

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

4.2(9)	First Amendment to the Preferred Shares Rights Agreement dated March 30, 1999 between Fusion Medical Technologies, Inc. and Bank of Boston, N.A.
4.3(4)	Second Amendment to the Preferred Shares Rights Agreement dated April 11, 2001, between Fusion Medical Technologies, Inc. and EquiServe Trust Company, N.A.
4.4(6)	Stock Purchase Agreement dated as of June 7, 2000.
4.5(10)	Form of Stock Purchase and Warrant Agreement dated as of April 2, 2001.
4.6(10)	Form of Warrant to Purchase Shares of Common Stock dated as of April 2, 2001.
10.1(1)	Restated Shareholder Rights Agreement dated as of January 17, 1995.
10.2(1)	1993 Stock Option Plan, as amended, and form of stock option agreement.
10.3(1)	1996 Employee Stock Purchase Plan.
10.4(1)	1996 Director Stock Option Plan, and form of stock option agreement.
10.5(1)	Form of Director and Officer Indemnification Agreements.
10.8(2)	First Amendment to Warrant to Purchase Stock dated December 21, 1997 between Fusion Medical Technologies, Inc. and Imperial Bank.
10.9(2)	Warrant to Purchase Stock dated December 21, 1997 between Fusion Medical Technologies, Inc. and Imperial Bank.
10.10(3)	Purchase Agreement dated January 1, 1997 between Fusion Medical Technologies, Inc. and Spear Products.
10.11(1)	Manufacturing Agreement dated September 28, 1998 between Fusion Medical Technologies, Inc. and GenTrac, Inc.
10.13(5)	Lease Agreement dated October 15, 1999 between Fusion Medical Technologies, Inc. and Tarlton/Wohl Venture Nine LLC.
10.14(7)	Finance Agreement dated June 6, 2000 between Fusion Medical Technologies, Inc. and Transamerica Business Credit Corporation.
10.15(1)	Form of Employment Letter Agreement between Fusion Medical Technologies, Inc. and Cary J. Reich, Scott A. Huie and Joseph F. Rondinone.
10.16(12)	Loan and Security Agreement between the Fusion Medical Technologies, Inc. and Silicon Valley Bank dated January 15, 2002.
10.17(12)	Employment Offer Letter between Fusion Medical Technologies, Inc. and Larry J. Strauss dated June 3, 1999.
10.18(12)	Employment Offer Letter between Fusion Medical Technologies, Inc. and Dan Ellis dated April 29, 1999.
10.19(12)	Employment Offer Letter between Fusion Medical Technologies, Inc. and James Fischer dated May 16, 1995.
10.20(12)	Employment Offer Letter between Fusion Medical Technologies, Inc. and Christopher Dauer dated July 10, 1996.
10.21(12)	Form of addendum to Offer Letter between Fusion Medical Technologies, Inc. and Christopher Dauer, James Fischer, Scott Huie, Cary Reich and Joseph Rondinone dated July 22, 1998.
10.22(11)	Agreement and Plan of Merger and Reorganization, dated February 26, 2002, by and among Baxter International Inc., HB2002 Corporation and Fusion Medical Technologies, Inc.
10.23(11)	Form of Voting Agreement, dated February 26, 2002, by and among Baxter International Inc., HB2002 Corporation and certain stockholders of Fusion Medical Technologies, Inc.
23.1	Consent of Pricewaterhouse Coopers LLP, Independent Accountants.

(1)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-1 SEC filed on February 9, 1999.
(2)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(3)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended March 31, 1999.
(4)	Incorporated by reference to exhibits filed with our Form 8-A12G/A filed on April 11, 2001
(5)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 1999.
(6)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-3 filed on June 26, 2000.
(7)	Incorporated by reference to exhibits filed with our Form 10-Q for the quarter ended September 30, 2000.
(8)	Incorporated by reference to exhibits filed with our Form 8-A filed on November 5, 1997.
(9)	Incorporated by reference to exhibits filed with our Form 8-K filed on April 8, 1999.
(10)	Incorporated by reference to exhibits filed with our Registration Statement on Form S-3 filed on May 9, 2001.
(11)	Incorporated by reference to exhibits filed with our Form 8-K filed on March 1, 2002.
(12)	Incorporated by reference to exhibits filed with our Form 10-K filed on March 7, 2002.

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

FUSION MEDICAL TECHNOLOGIES, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Fusion Medical Technologies, Inc.

In our opinion, the financial statements listed in the accompanying index appearing under Item 14(a)1. on page 44 present fairly, in all material respects, the financial position of Fusion Medical Technologies, Inc. and its subsidiary (the “Company”) at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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